Form 10-Q
period 2000-09-30
GENOMICA CORP /DE/
filed 2000-11-13
CIK 1108915

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _____ to _____

                               ________________

                       Commission File Number 000-31637

                             GENOMICA CORPORATION
            (Exact name of registrant as specified in its charter)


                    Delaware                          23-2821818
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


      1745 38/th/ Street, Boulder, Colorado           80301-2630
     (Address of principal executive office)          (Zip Code)


      Registrant's telephone number, including area code:  (720) 565-4500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [_]   No  [X]

The number of shares outstanding of the registrant's common stock as of November 1, 2000 was 22,698,391.

================================================================================

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999, September 30, 2000
     And Pro Forma September 30, 2000 (Unaudited).................................   1

Consolidated Statements of Operations for the three month and nine month periods
     ended September 30, 1999 and 2000 (Unaudited)................................   2

Consolidated Statements of Cash Flows for the nine-month period ended
     September 30, 1999 and 2000 (Unaudited)......................................   3

Notes to Consolidated Financial Statements (Unaudited)............................   4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
     of Operations................................................................   9

     Factors that May Impact Future Operating Results.............................  13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............  20

PART II - OTHER INFORMATION.......................................................  21

Item 2 - Changes in Securities and Use of Proceeds................................  21

Item 4 - Submission of Matters to a Vote of Security Holders......................  21

Item 6 - Exhibits and Reports on Form 8-K.........................................  22

     Signatures...................................................................  23

Exhibit 27 Table..................................................................  24

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             GENOMICA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                                      Pro Forma
                                                                     December 31,    September 30,   September 30,
                                                                         1999            2000            2000
                                                                     ------------    ------------    ------------
                                                                                                      (Note 2)
               ASSETS
               ------
Current assets:
  Cash and cash equivalents....................................      $  3,518,570    $  1,726,951    $114,586,019
  Short-term investments.......................................         2,824,763      12,403,757      12,403,757
  Accounts receivable-trade....................................           360,000         349,115         349,115
  Prepaid expenses and other...................................           148,037         505,399         505,399
                                                                     ------------    ------------    ------------
     Total current assets......................................         6,851,370      14,985,222     127,844,290
                                                                     ------------    ------------    ------------
Property and Equipment, net....................................           673,479       2,200,531       2,200,531
Deferred Financing Costs.......................................                --         665,258              --
Deposits.......................................................                --         625,000         625,000
Other Assets...................................................            28,786         149,032         149,032
                                                                     ------------    ------------    ------------
     Total assets..............................................      $  7,553,635    $ 18,625,043    $130,818,853
                                                                     ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.............................................      $    318,206    $    776,562    $    776,560
  Accrued compensation and employee benefits...................           289,538         507,601         507,601
  Current portion of capital lease obligations.................           130,142         123,530              --
  Deferred revenue.............................................           829,601         938,570         938,570
  Other accrued expenses.......................................            37,429         344,414         344,414
                                                                     ------------    ------------    ------------
     Total current liabilities.................................         1,604,916       2,690,677       2,567,145
                                                                     ------------    ------------    ------------
Long-Term Debt:
  Capital lease obligations, net of current portion............           268,157         177,459              --
                                                                     ------------    ------------    ------------
     Total liabilities.........................................         1,873,073       2,868,136       2,567,145
                                                                     ------------    ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value,
     37,688,178 and 48,838,178 shares authorized, respectively:
       Series A, 12,533,676 shares issued
        and outstanding actual, 0 pro forma....................         7,504,266       7,504,266              --
       Series B, 18,826,959 shares
        issued and outstanding, respectively actual,
        0 pro forma............................................        12,369,208      12,369,208              --
       Series C, 10,022,634 shares issued and
        outstanding actual, 0 pro forma........................                --      15,008,815              --
       Series D, 900,000 shares issued and
        outstanding actual, 0 pro forma........................                --       3,000,000              --
  Common stock, $.001 par value, 44,000,000,
     and 50,000,000 shares authorized, 1,140,073 and
     2,025,851 shares issued and 1,079,309 and 1,901,308
     shares outstanding, respectively, actual; 22,560,274
     shares issued and 22,435,731 shares outstanding, pro
     forma.....................................................             1,140           2,026          22,560
  Treasury stock, at cost......................................              (182)        (19,715)        (19,715)
  Additional paid-in capital...................................            31,228      17,393,786     167,750,342
  Options and warrants.........................................         7,764,767      33,779,997      33,779,997
  Deferred compensation........................................        (5,772,446)    (20,358,990)    (20,358,990)
  Accumulated deficit..........................................       (16,217,419)    (52,922,486)    (52,922,486)
                                                                     ------------    ------------    ------------
     Total stockholders' equity................................         5,680,562      15,756,907     128,251,708
                                                                     ------------    ------------    ------------
     Total liabilities and stockholders' equity................      $  7,553,635    $ 18,625,043    $130,818,853
                                                                     ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                          --------------------------  ---------------------------
                                              2000          1999          2000          1999
                                          -----------   -----------   ------------   -----------
Revenue:
  Software licenses and services........  $   409,023   $   198,281   $  1,148,731   $   383,003
  Research grants.......................           --        34,650         26,733        63,525
                                          -----------   -----------   ------------   -----------
     Total revenue......................      409,023       232,931      1,175,464       446,528
                                          -----------   -----------   ------------   -----------

Operating Expenses:
  Costs of revenue......................       86,168       108,090        281,471       262,385
  Research and development..............    2,891,136     1,103,640      8,928,986     2,866,081
  Selling and marketing.................    2,067,583       442,308      5,097,491     1,102,288
  General and administrative............    1,803,263       298,707      7,039,328       591,553
                                          -----------   -----------   ------------   -----------
     Total operating expenses...........    6,848,150     1,952,745     21,347,276     4,822,307
                                          -----------   -----------   ------------   -----------
       Operating loss...................   (6,439,127)   (1,719,814)   (20,171,812)   (4,375,779)
Interest Income.........................      241,284       110,174        616,646       294,735
Interest Expense........................      (11,620)       (4,203)       (41,088)      (13,992)
                                          -----------   -----------   ------------   -----------
Net Loss................................   (6,209,463)   (1,613,843)   (19,596,254)   (4,095,036)
Deemed Dividend Related to
  Beneficial Conversion Feature
  of Preferred Stock....................   (2,100,000)           --    (17,108,813)           --
                                          -----------   -----------   ------------   -----------
Net Loss Applicable to Common
  Stockholders..........................  $(8,309,463)  $(1,613,843)  $(36,705,067)  $(4,095,036)
                                          ===========   ===========   ============   ===========

Net Loss Per Share, basic and
  diluted...............................  $     (5.68)  $     (1.51)  $     (27.40)  $     (3.89)
                                          ===========   ===========   ============   ===========

Weighted Average Common
  Shares Outstanding, basic
  and diluted...........................    1,463,915     1,067,128      1,339,633     1,052,864
                                          ===========   ===========   ============   ===========

Pro Forma Net Loss Per Share (Note 2):
     Net loss per share, basic
     and diluted........................  $     (0.54)  $     (0.22)  $      (2.57)  $     (0.37)
                                          ===========   ===========   ============   ===========

     Weighted average common
     shares outstanding,
     basic and diluted..................   15,339,860     7,359,892     14,271.341    10,977,732
                                          ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                 2000               1999
                                                            ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...............................................     $(19,596,254)       $(4,095,036)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation.........................................          483,160            174,390
  Amortization of deferred compensation................       11,428,686             91,959
  Change in deposits...................................         (625,000)                --
  Change in other assets...............................         (120,246)            (1,000)
  Changes in operating assets and liabilities--
     Accounts receivable...............................           10,885           (369,500)
     Prepaid expenses and other assets.................         (357,362)           (65,257)
     Accounts payable..................................          458,356            191,195
     Accrued compensation and employee benefits........          218,063             77,817
     Deferred revenue..................................          108,969            600,495
     Other accrued expenses............................          306,985             (8,213)
                                                            ------------        -----------
     Net cash used in operating activities.............       (7,683,758)        (3,403,150)
                                                            ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of short-term investments...................       16,898,623                 --
Purchases of short-term investments....................      (26,477,617)                --
Purchase of property and equipment.....................       (2,010,212)          (212,711)
                                                            ------------        -----------
  Net cash used in investing activities................      (11,589,206)          (212,711)
                                                            ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases.............................          (97,310)          (178,594)
Proceeds from issuance of preferred stock..............       18,033,954          7,249,999
Costs related to issuance of preferred stock...........          (25,139)          (528,410)
Deferred financing costs...............................         (665,258)                --
Proceeds from exercise of common stock options.........          254,631              2,958
Purchase of treasury stock.............................          (19,533)                --
                                                            ------------        -----------
  Net cash provided by financing activities............       17,481,345          6,545,953
                                                            ------------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...       (1,791,619)         2,930,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......        3,518,570          5,222,549
                                                            ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............     $  1,726,951        $ 8,152,641
                                                            ============        ===========

  The accompanying notes are an integral part of these financial statements.

                             GENOMICA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Genomica Corporation (the Company) included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC) rules and regulations. The consolidated results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Statements and notes thereto included in the Company's Registration Statement made on Form S-1 declared effective by the SEC on September 28, 2000.

Note 2.  Initial Public Offering

On October 4, 2000, the Company closed its initial public offering and sold 6,440,000 shares of its common stock at $19.00 per share. The net proceeds, after paying the underwriting discount and estimated expenses associated with the offering were $112.5 million. Management has broad discretion as to the allocation of the net proceeds of the offering. Although the Company intends to evaluate acquisition opportunities, there are no current agreements or commitments with respect to any acquisition. Until the Company uses the net proceeds of the offering, they will be invested in interest-bearing, investment-grade securities.

Pro Forma Balance Sheet

Effective upon the closing of the Company's initial public offering that occurred on October 4, 2000, all the outstanding shares of convertible preferred stock automatically converted into 14,094,423 shares of common stock. The pro forma effects of these transactions as well as the issuance of 6,440,000 shares of common stock at $19.00 per share have been reflected in the accompanying pro forma balance sheet at September 30, 2000.

Pro Forma Net Loss Per Share

Pro forma net loss per share for the three and nine months ended September 30, 1999 and 2000 was computed using the net loss and weighted average number of shares of common stock outstanding, including the pro forma effects of the assumed conversion of all outstanding shares of the Company's convertible preferred stock into shares of common stock as if such conversion occurred on January 1, 1999, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 6,292,764 and 13,875,945 shares for the three months ended September 30, 1999 and 2000, respectively and 9,924,068 and 12,931,708 for the nine months ended September 30, 1999 and 2000, respectively.

Note 3.  Significant Accounting Policies

Revenue Recognition

The Company generates revenue from the license and related maintenance of its proprietary software products. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. If an acceptance period exists, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company generally bundles its license fees and subsequent maintenance, consisting of software updates, content updates and support. The Company has concluded that there is no basis to allocate the total license and maintenance fees charged in its software arrangements to these various elements of the arrangement as the Company currently does not offer the license fee and maintenance for sale separately. Accordingly, revenue is generally deferred and recognized ratably over the term of the arrangement. Certain software arrangements include other elements, such as services and training. If present, such elements are unbundled based on vendor-specific objective evidence of their fair value and the related revenue is recognized when those elements are delivered.

The Company believes its current revenue recognition policies and practices are consistent with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

Note 4.  Net Loss Per Share

The Company presents basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive the effect of outstanding stock options and warrants determined utilizing the treasury stock method.

For all periods presented, the effects of the convertible preferred stock and stock options were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive. The dilutive effect of convertible preferred stock that was excluded from the calculation of diluted loss per share was 6,292,764 and 13,875,945 for the three months ended September 30, 1999 and 2000, respectively and 9,924,868 and 12,931,708 for the nine months ended September 30, 1999 and 2000, respectively. The dilutive effect of common stock options and warrants, without regard to the treasury stock method, that are excluded from the calculation of diluted loss per share because their effect is anti-dilutive totaled 875,301 for the three and nine months ended September 30, 1999 and 2,460,102 for the three and nine months ended September 30, 2000.

Note 5.  Stockholder's Equity

Stock Option Plan

Our 2000 Equity Incentive Plan was originally adopted as the 1996 Stock Option Plan and its amendment and restatement was adopted by our board of directors in March 2000. In August 2000, the plan was approved by our stockholders prior to the closing of the offering. There is currently an aggregate of 5,000,000 shares of common stock authorized for issuance under the plan. The plan will terminate on March 13, 2010 unless sooner terminated by the board of directors or committee. The exercise price per share of each option granted will not be less than 110% of the fair market value of the stock in the case of incentive stock options granted to persons owning 10% or more of our voting power, as defined, and otherwise shall not be less than 100% of the fair market value of the stock. Options generally vest over a four or five- year term. The exercise period is not more than five years from the date of grant in the case of incentive stock options granted to persons owning 10% or more of our voting power and otherwise not more than ten years. Awards issued under our plan prior to its amendment and restatement as the 2000 Equity Incentive Plan will be governed by the terms of the plan and applicable option agreements in effect prior to such amendment and restatement. Prior to the amendment and restatement, the plan provided only for grants of stock options and not for other types of awards.

During the nine months ended September 30, 2000, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $28.3 million, representing the difference between the exercise price and the deemed fair value (for financial reporting purposes) of the Company's common stock on the date these stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four or five years. Stock compensation expense recognized for the three and nine months ended September 30, 2000, and remaining compensation expense to be recognized is as follows:

                 Deferred Stock Expense  Deferred Stock Expense
                 Recognized During The   Recognized During The         Unamortized Deferred Stock Expense To Be Recognized
                   Three Months Ended      Nine Months Ended                 During the Periods Ending December 31,
                                                                 -----------------------------------------------------------------
                   September 30, 2000      September 30, 2000       2000        2001        2002        2003      2004      2005
                ----------------------- -----------------------  ----------  ----------  ----------  ----------  --------  -------
Research and
 development         $   881,661            $  3,444,049
Selling and
 marketing             1,153,952               2,822,922
General and
 administrative        1,134,698               5,161,715
                      ----------             -----------
                       3,170,311              11,428,686         $3,349,194  $8,790,280  $4,916,990  $2,453,884  $804,113  $44,529
                      ==========             ===========         ==========  ==========  ==========  ==========  ========  =======

A summary of all employee-options activity under the Plan for the nine months ended September 30, 2000 is as follows:

                                                                                                   Weighted
                                                                                 Number of          Average
                                                                                  Options       Exercise Price
                                                                               ------------   ------------------
          Outstanding at December 31, 1999................................        1,003,724         $0.18
               Granted....................................................        2,099,000         $1.96
               Forfeited..................................................         (165,172)        $0.99
               Exercised..................................................         (859,947)        $0.29
                                                                               ------------         -----
          Outstanding at September 30, 2000 (unaudited)...................        2,077,605         $1.83
                                                                               ============         =====

As of September 30, 1999 and 2000, 147,216 and 207,428 of the above options were exercisable, respectively, with weighted average exercise prices of $0.18 and $0.56, respectively.

The following table summarizes the weighted average exercise prices of options granted during the nine months ended September 30, 1999 and 2000. The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant and equal to the fair market value at the date of grant:

                                           Nine Months Ended September 30,
                                          ---------------------------------
                                             2000                   1999
                                          -----------           -----------
                                                     (unaudited)
     EXERCISE PRICE:
     Less than fair market value -
       Number of options................    2,099,000               121,501
                                          ===========           ===========
       Weighted average exercise price..  $      1.96           $      0.18
                                          ===========           ===========
       Weighted average fair value......  $     15.42           $      2.16
                                          ===========           ===========
     Equal to fair market value -
       Number of options................           --                    --
                                          ===========           ===========
       Weighted average exercise price..  $        --           $        --
                                          ===========           ===========
       Weighted average fair value......  $        --           $        --
                                          ===========           ===========

The following table summarizes information about employee stock options outstanding and exercisable under the Plan at September 30, 2000:

                                    Options Outstanding               Options Exercisable
                    ---------------------------------------------  --------------------------
                      Number of          Weighted
                       Options            Average        Weighted       Number       Weighted
                    Outstanding at       Remaining       Average     Exercisable     Average
                    September 30,       Contractual      Exercise  at September 30,  Exercise
  Exercise Price        2000           Life in Years      Price          2000         Price
  --------------    --------------  -------------------  --------  ----------------  --------
      $ 0.18            268,549             8.63          $ 0.18        81,242        $0.18
      $ 0.75          1,256,666             9.33          $ 0.75       154,520        $0.75
      $ 4.50            478,667             9.68          $ 4.50            --           --
      $10.02             71,667             9.97          $10.02            --           --

Options Granted to Non-Employees

SFAS No. 123 and related interpretations require that all transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments be accounted for based on the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The Company has computed the fair value of all options granted to non-employees during 1997 and 1998, using the Black-Scholes pricing model. No expense has been recognized related to these options as their fair value was determined to be nominal. No options were granted to non-employees in 1999.

A summary of all non-employee option activity for the nine months ended September 30, 2000 is as follows:

                                                                     Weighted
                                                      Number of      Average
                                                       Options    Exercise Price
                                                      ----------  --------------
     Outstanding at December 31, 1999...............     70,000         $0.18
       Exercised....................................    (25,833)        $0.18
                                                        -------         -----
     Outstanding at September 30, 2000 (unaudited)..     44,167         $0.18
                                                        =======         =====

The following table summarizes information about non-employee stock options outstanding and exercisable under the Plan at September 30, 2000 (unaudited):

                                    Options Outstanding               Options Exercisable
                    ---------------------------------------------  --------------------------
                      Number of          Weighted
                       Options            Average        Weighted       Number       Weighted
                    Outstanding at       Remaining       Average     Exercisable     Average
                    September 30,       Contractual      Exercise  at September 30,  Exercise
  Exercise Price         2000          Life in Years      Price          2000         Price
  --------------    --------------  -------------------  --------  ----------------  --------
      $0.18              44,167             5.71           $0.18        44,167        $0.18

Stock Warrants

In November 1996, the Company entered into a warrant agreement with a related party to purchase 124,502 shares of the Company's Series A preferred stock for an exercise price of $0.6024 per share. The warrant expired on the earlier of the closing of an initial public offering of the Company's common stock or November 30, 2001. No value was attributed to this warrant as its value was determined to be nominal. On October 4, 2000, the warrant was exercised for $75,000 in cash and the Company issued 124,502 shares of Series A preferred stock that subsequently converted to 41,501 shares of common stock.

In September 1997, the Company entered into a warrant agreement with a bank to purchase the Company's Series A preferred stock. On October 9, 1997, under the terms of the warrant agreement, the Company issued a warrant to the bank to purchase 30,000 shares of the Company's Series A preferred stock for an exercise price of $0.6024 per share. The warrant expires on September 9, 2004. No value has been attributed to this warrant and its value has been determined to be nominal.

In October 1998, in connection with the issuance of convertible debt, the Company entered into warrant agreements to purchase a total of 208,331 shares of the Company's Series B preferred stock for an exercise price of $0.72 per share. The warrants expire on December 16, 2003. The Company determined the fair value of the warrants to be $82,298 using the Black-Scholes option pricing model using the following assumptions:

     Exercise price...............................................      $0.72
     Fair market value of Series B preferred stock on grant date..      $0.72
     Option life..................................................    5 years
     Volatility rate..............................................        60%
     Risk free rate of return.....................................      4.18%
     Dividend rate................................................         0%

The fair value of these warrants was included as a discount to the related debt.

On October 4, 2000, one warrant was exercised for $54,375 in cash and one warrant was exercised on a net issue basis. The Company issued 80,135 shares of Series B preferred stock from these exercises that subsequently converted into 26,711 shares of common stock.

In December 1998, the Company entered into a warrant agreement with the Series B placement agent to purchase 18,055 shares of the Company's common stock for an exercise price of $2.16 per share. The warrants expired on the earlier of the closing of an initial public offering of the Company's common stock or December 16, 2003. No deduction from the Series B proceeds were recorded related to these warrants as their value was determined to be nominal. On October 4, 2000, the warrant was exercised on a net issue basis and the Company issued 16,002 shares of common stock.

In February 1999, the Company entered into a warrant agreement with the Series B placement agent to purchase 201,388 shares of the Company's common stock for an exercise price of $2.16 per share. The warrants expired on the earlier of the closing of an initial public offering of the Company's common stock or February 11, 2004. The Company has determined the fair value of the warrants to be $241,126 using the Black-Scholes option pricing model using the following assumptions:

     Exercise price...............................................      $2.16
     Fair market value of Series B preferred stock on grant date..      $0.72
     Option life..................................................    5 years
     Volatility rate..............................................        60%
     Risk free rate of return.....................................      4.66%
     Dividend rate................................................         0%

The fair value of these warrants was included as additional issuance costs of the Series B preferred stock.

On October 4, 2000, the warrant was exercised on a net issue basis and the Company issued 178,493 shares of common stock.

Note 6.  Reportable Segments

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of and Enterprise and Related Information," establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

Note 7.  Contingencies

The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The Company is currently not a party to any material legal proceedings.

Note 8.  Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133--an amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. Since inception, the Company has not entered into arrangements that would fall under the scope of SFAS No. 133 and thus, management believes that SFAS No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 has been implemented by the Company for all periods presented.

Note 9.  Subsequent Events

On October 2, 2000, the Company completed a one-for-three reverse stock split of all outstanding shares of its common stock. All shares of common stock and per share information in the accompanying financial statements has been adjusted to reflect the reverse stock split.

On October 4, 2000, the Company closed its initial public offering and sold 6,440,000 shares of its common stock at $19.00 per share, for net proceeds, after expenses, of approximately $112.5 million. At the closing, all of the Company's issued and outstanding shares of convertible preferred stock (including warrants which were exercised upon the closing of the offering) were converted into 14,162,635 shares of common stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Registration Statement on Form S-1. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. We believe Discovery Manager, our first product, offers the broadest set of software tools for genomics researchers of any commercially available product. Discovery Manager is used for genomics research, including genetic research, gene discovery and pharmacogenomics. This product allows researchers to turn the vast volumes of gene, SNP, protein and patient data from diverse sources into information useful for drug discovery. Our current customers include leading genomics-based research organizations such as AstraZeneca, GlaxoWellcome, Pfizer and the National Cancer Institute. We have a strategic alliance with Applied Biosystems to develop software products to be used with its industry-leading systems for drug discovery. We also have signed a letter of intent with Celera Genomics to enter into a strategic alliance to develop a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's Genome Reference Database.

We have sold our product to customers directly since June 1998. We derive revenue primarily from granting licenses to our Discovery Manager product to pharmaceutical and biotechnology research organizations. Our software license agreements are typically one to three years in length, and include support and maintenance. The price for each agreement depends upon the number of users licensed by our customers, the duration of the agreement and which of our product components and services the customer purchases. We typically invoice our customers on an annual or quarterly basis at the commencement of the software license agreement and on each anniversary date. We record deferred revenue at the time of our invoice and we recognize the associated revenue ratably over the related period.

We have incurred losses since our inception. As of September 30, 2000, we had an accumulated deficit of $52.9 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the establishment of relationships with our customers and include $11.4 million in non-cash charges associated with stock options and $17.1 million in non-cash charges for deemed dividends on our convertible preferred stock. We intend to invest heavily in research and development, selling and marketing and our computer and administrative infrastructure. In addition, as a result of recent option grants below their deemed fair market value, we will incur approximately $20.3 million in additional charges to earnings in future periods.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Total Revenue. Total revenue increased to $409,000 from $233,000 for the same period of 1999. The revenue growth is primarily due to licensing our software to an increased number of pharmaceutical and biotechnology organizations. We recognized revenue from consulting services of $12,000 for the third quarter of 2000; no such revenues were recognized for the same period of 1999. Grant revenues of $35,000 were recognized for the third quarter of 1999; there were no grant revenues in the third quarter of 2000 because the grant was completed in February of 2000.

Costs of Revenue. Costs of revenue decreased to $86,000 in 2000 from $108,000 for the same period of 1999. The decrease is due to decreased costs of research grants, partially offset by increased customer support costs. We expect our costs of revenue to increase in absolute dollars but decrease as a percent of revenue as we spread customer service and support and maintenance over a larger revenue base. Because we recognize revenue ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building our infrastructure to support our customers.

Research and Development. Research and development expenses increased to $2.9 million in 2000 from $1.1 million for the same period of 1999. Nearly $900,000 of the quarterly increase is attributable to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the same period of 1999. The remainder of the increase is primarily due to increased salaries, recruiting, and other personnel costs associated with our engaging additional software developers. We expect research and development expenses will continue to increase because of our plans to hire additional employees to meet our product development plans.

Selling and Marketing. Selling and marketing expenses increased to $2.1 million in 2000 from $442,000 for the same period of 1999. Approximately $1.2 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the same period of 1999. Additional salaries, other personnel costs, consulting, travel, and exhibition costs due to the expansion of our selling and marketing efforts comprised $332,000 of the remaining increase for the period. We expect selling and marketing expenses will increase significantly as we implement our selling and marketing strategy, including hiring additional employees and increased marketing and advertising.

General and Administrative. General and administrative expenses increased to $1.8 million in 2000 from $299,000 for the same period of 1999. Approximately $1.1 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the same period of 1999. The remaining increase for the period is primarily related to salaries and other personnel costs associated with additions to our management team and administrative staff. We expect general and administrative expenses will continue to increase because of costs associated with being a public company and an increase in our administrative infrastructure required to support operations.

Stock-based Compensation. Deferred compensation is included as a component of stockholder's equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally four or five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted. In connection with the grant of stock options to employees at exercise prices between $4.50 and $10.02 per share, we recorded additional deferred stock compensation of $3.2 million for the third quarter of 2000. Amortization of deferred stock compensation totaled $3.1 million for the three months ended September 30, 2000. We will recognize additional non-cash deferred stock compensation expenses of $3.3 million for the remainder of 2000, $8.8 million in 2001, $4.9 million in 2002, $2.5 million in 2003, $804,000 in 2004, and $45,000 in 2005.

Interest Income. Interest income increased to $241,000 in 2000 from $110,000 in the same period of 1999. The increase is due to our higher cash and investment balances in this quarter resulting from the proceeds of Series B, Series C, and Series D preferred stock sold in October 1999, March 2000, and September 2000, respectively. The proceeds from these financings have been invested in investment grade securities and used as needed to fund our operations and capital needs. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will increase in future periods due to the significantly higher cash and investment balances resulting from the proceeds of our initial public offering.

Interest Expense. Interest expense increased to $12,000 from $4,000 for the same period of 1999. The increase is attributable to higher average outstanding debt related to capital leases for equipment. These capital leases will be repaid in the fourth quarter of 2000 with a portion of the proceeds from our initial public offering.

Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock. We recorded a one-time non-cash charge of approximately $2.1 million in the quarter ending September 30, 2000 for the difference between the deemed fair value of our common stock for financial reporting purposes and the price at which our Series D preferred stock was sold. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There was no comparable charge for the same period in 1999.

Net Loss Applicable to Common Stockholders and Pro Forma Net Loss Per Share. Net loss applicable to common stockholders increased to $8.3 million in 2000 from $1.6 million in the same period of 1999. Pro forma net loss per share increased to $0.54 in 2000 from $0.22 for the same period of 1999. Pro forma shares used to compute pro forma net loss per share assume the effects of conversion of our preferred stock into common stock. These increases resulted primarily from the $2.1 million non-cash charge for the deemed dividend on our Series D preferred stock and non-cash charges of $3.1 million for amortization of deferred stock compensation.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Total Revenue. Total revenue increased to $1.2 million in 2000 from $447,000 for the same period of 1999. The revenue growth is primarily due to licensing our software to an increased number of pharmaceutical and biotechnology organizations. We recognized revenue from consulting services of $23,000 for the first nine months of 2000; no such revenues were recognized for the same period of 1999. Grant revenues of $27,000 were recognized for the first nine months of 2000 compared to $64,000 for the same period of 1999. The grant revenue decreased for the year 2000 because the grant was completed in February of 2000.

Costs of Revenue. Costs of revenue increased to $281,000 in 2000 from $262,000 for the same period of 1999. The increase reflects additional customer support costs, offset primarily by decreased research grant costs. Research grant costs decreased because our research grant was completed in February of 2000. We expect our costs of revenue to increase in absolute dollars but decrease as a percent of revenue as we spread customer service and support and maintenance over a larger revenue base. Because we recognize revenue ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building our infrastructure to support our customers.

Research and Development. Research and development expenses increased to $8.9 million in 2000 from $2.9 million for the same period of 1999. Nearly $3.4 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the same period of 1999. The remainder of the increase is primarily due to increased salaries, recruiting, and other personnel costs associated with our engaging additional software developers. As of September 30, 2000, we had 50 people working in our research and development area compared to 30 people as of September 30, 1999. We expect research and development expenses will continue to increase because of our plans to hire additional employees to meet our product development plans.

Selling and Marketing. Selling and marketing expenses increased to $5.1 million in 2000 from $1.1 million for the same period of 1999. Approximately $2.8 million of the increase is related to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the same period in 1999. Additional salaries, other personnel costs, consulting, travel, and exhibition costs due to the expansion of our selling and marketing efforts comprised $972,000 of the remaining increases for the respective periods. We expect selling and marketing expenses will increase significantly as we implement our selling and marketing strategy, including hiring additional employees and increased marketing and advertising.

General and Administrative. General and administrative expenses increased to $7.0 million in 2000 from $592,000 for the same period of 1999. Approximately $5.1 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees with exercise prices below the deemed market value of common stock used for financial reporting purposes. There were insignificant amounts of non-cash compensation expense in the comparable period of 1999. The remaining increases for the period are primarily related to salaries and other personnel costs associated with additions to our management team and administrative staff. We expect general and administrative expenses will continue to increase because of costs associated with being a public company and an increase in our administrative infrastructure required to support our operations.

Stock-Based Compensation. Deferred compensation is included as a component of stockholder's equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally four or five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted. In connection with the grant of stock options to employees at exercise prices between $0.75 and $10.02 per share, we recorded deferred stock compensation of $28.3 million for the nine month period ended September 30, 2000. Amortization of deferred stock compensation totaled $11.4 million for the nine months ended September 30, 2000. We will recognize additional compensation expenses of $3.3 million for the remainder of 2000, $8.8 million in 2001, $4.9 million in 2002, $2.5 million in 2003, $804,000 in 2004, and $45,000 in 2005.

Interest Income. Interest income increased to $617,000 in 2000 from $295,000 for the same period of 1999. The increase is attributable to our higher cash and investment balances in these periods resulting from the proceeds of Series B, Series C, and Series D preferred stock sold in October 1999, March 2000, and September 2000, respectively. The proceeds from these financings have been invested in investment grade securities and used as needed to fund our operations and capital needs. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will increase in future periods due to the significantly higher cash and investment balance resulting from the proceeds for our initial public offering.

Interest Expense. Interest expense increased to $41,000 in 2000 from $14,000 for the same period of 1999. The increase is attributable to higher average outstanding debt related to capital leases for equipment. These capital leases will be repaid in the fourth quarter of 2000 with a portion of the proceeds from our initial public offering.

Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock. We recorded a one-time non-cash charge of $17.1 million in the nine months ending September 30, 2000 for the difference between the deemed fair value of our common stock for financial reporting purposes and the price at which our Series C and Series D preferred stock was sold. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There were no comparable charges for the same period in 1999.

Net Loss Applicable to Common Stockholders and Pro Forma Net Loss Per Share. Net loss applicable to common stockholders increased to $36.7 million in 2000 from $4.0 million in the same period of 1999. Pro forma net loss per share increased to $2.57 in 2000 from $.33 for the same period of 1999. Pro forma shares used to compute pro forma net loss per share assume the effects of conversion of our preferred stock into common stock. These increases resulted primarily from $17.1 million in non-recurring, non-cash charges for the deemed dividend on our Series C and Series D preferred stock and non-cash charges of $11.4 million for amortization of deferred stock compensation.

Liquidity and Capital Resources

On October 4, 2000, we closed our initial public offering of 6,440,000 shares of common stock at $19 per share. We received net proceeds of approximately $112.5 million in cash. Prior to this offering, we financed our operations primarily from the net proceeds of approximately $38.1 million generated from the issuance of preferred stock.

During the nine months ended September 30, 2000, we used cash of approximately $7.7 million to fund our net losses of $19.6 million, adjusted for non-cash charges for depreciation and deferred compensation amortization totaling $11.9 million.

Our investing activities for the nine months ended September 30, 2000 used cash of $11.6 million, and consisted of $9.6 million in net purchases and maturities of short-term investments and $2.0 million in purchases of property and equipment used in our business. We expect to continue making additional investments in our computer infrastructure and facilities to support our expanding operations.

Our financing activities for the nine months ended September 30, 2000 generated $17.5 million comprised primarily of $18.0 million in net proceeds from our preferred stock financings and $255,000 from the exercise of stock options offset by $665,000 of deferred financing costs associated with our initial public offering.

As of September 30, 2000, we had cash, cash equivalents and short-term investments of approximately $14.1 million, up from the $6.3 million of cash, cash equivalents and short-term investments at December 31, 1999. This increase reflects the $18.0 million in net proceeds from our preferred stock financings, offset by cash used to fund our operations for the nine months ended September 30, 2000. On a pro forma basis as of September 30, 2000, we had cash, cash equivalents and short-term investments of approximately $126.6 million.

We expect our cash requirements to continue to increase significantly for the foreseeable future as we expand research and development efforts, implement our sales and marketing strategy, and grow our administrative support activities. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We may also acquire complementary businesses or products, although we have no commitment to do so. We believe that our cash, cash equivalents and short-term investments, including the net proceeds of the initial public offering, are sufficient to fund our working capital requirements for the foreseeable future.


FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

We will need to generate significant revenue to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses every quarter since we began operations and we have not generated enough revenue to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $16.2 million at December 31, 1999, and $52.9 million at September 30, 2000.

We expect to invest substantial financial and other resources to develop and introduce new products and services and expand our sales and marketing departments, strategic relationships and operating infrastructure. We expect that our expenses will continue to exceed our revenues resulting in continued operating losses and negative cash flow from operations for the foreseeable future.

We will incur significant charges to earnings as a result of recent stock option grants. This will hamper our ability to become profitable.

As a result of option grants, we will incur significant non-cash charges to earnings in future periods, which will hamper our ability to become profitable. In the first nine months of 2000 these charges were $11.4 million and are expected to be approximately $3.3 million for the rest of 2000, $8.8 million for 2001, $4.9 million for 2002 and $3.3 million for future periods. Our lack of profitability in any particular period and the amount of any net loss, which will be exacerbated by these charges, could cause the market price for our common stock to drop, perhaps significantly.

Our limited operating history makes evaluating our business difficult. This also makes it difficult to forecast our future operating results.

We commenced operations in September 1995 and we did not begin generating revenue from our product and services until June 1998. Also, we have only sold our product to a limited number of customers to date. Our limited operating history makes it difficult to evaluate our business and to forecast our future operating results. As a result, you must consider the risks and uncertainties inherent in the development of a new business enterprise.

The market for our products and services is evolving and uncertain, and if our products and services do not achieve market acceptance, our business will be harmed. Our future results of operations depend on whether the market accepts Discovery Manager and new products and services that we intend to develop. As is typical in new and evolving markets, demand and market acceptance for our products and services are subject to a high level of uncertainty. Only a few commercially available software products designed specifically for genomics-based drug development and discovery exist and these are unproven.

Our software is designed to incorporate features that respond to the needs of pharmaceutical and biotechnology researchers. To the extent we experience delays or difficulties implementing features that these researchers request, our ability to serve our customers may be adversely affected.

Market acceptance of our products and services will depend on a number of factors, some of which are not in our control. The amount and timing of our revenues and profitability will be negatively impacted if the market for our products fails to develop or develops more slowly than we expect.

If we are unable to obtain additional capital to fund our operations when needed, our sales and marketing and product development efforts would be adversely affected. This could cause our operating results to be materially harmed.

Future capital requirements will depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

If we fail to successfully redevelop our product to use a different computer programming language and database, our customer base will likely decline.

To maintain and increase our customer base, we are currently redeveloping our product with a different programming language and database platform. We are not sure if the redeveloped product will have the same performance level as our current product. If we do not successfully redevelop this product, our customer base may decline. Any delays in this redevelopment may result in postponement of future sales and erosion of our competitive position. In addition, until our customers transition to our redeveloped product, we will be required to devote resources to maintain and support both our current product and redeveloped product, which could consume both our personnel and other resources. If in the future our customers demand a different programming language or database platform than the ones we have chosen for the current redevelopment, we will incur substantial additional costs in redeveloping our product and our operating results will be harmed.

We expect to rely heavily on strategic relationships with larger companies to help us achieve market acceptance for our products. If we are unable to successfully develop these relationships, or if these companies do not perform as expected, our ability to achieve profitability would be materially harmed.

Part of our business strategy is to work with larger, more established companies that are suppliers to the drug discovery and development industry to help create market awareness and acceptance of our products. We have limited experience in developing strategic relationships of this type and have entered into only two to date. If we are unsuccessful in developing strategic relationships, or if parties with which we develop relationships do not perform as expected, our products may not achieve broad market acceptance and our ability to achieve profitability will be significantly harmed.

If we do not increase our brand and name recognition, our ability to sell our products will be reduced and our business and operating results will suffer.

We have generated revenue from product licenses only since 1998 and currently have only 14 customers. Most of our target customers are large pharmaceutical and biotechnology companies and other research organizations. We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established brands and companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our brand and name will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

Our revenue and profits may decrease if we lose any of our major customers.

Historically, a small number of customers have accounted for a significant portion of our revenue in any particular period. The loss of a major customer could harm our business. For the nine months ended September 30, 2000, five of our customers, AstraZeneca, GlaxoWellcome, Oxagen Limited, Pfizer and the National Cancer Institute, represent 87% of our revenue. We anticipate that sales of our product to a small number of customers will continue to account for a significant portion of our total revenue. In addition, our license agreements are short-term and may not be renewed by our customers.

Our customer contracts are cancelable with little notice and if we lose any of these contracts, our revenues and marketing efforts with other customers will be materially adversely affected.

The contracts with our customers are cancelable by them with little notice. Our customers do not have any obligation to continue to use our current product or to purchase additional services from us. Our strategy has been to focus on potential customers who are considered market leaders in the drug discovery and development industries. Consequently, we depend on our customers not only for generating revenue but also for enhancing our marketing efforts with other potential customers. The loss of any of these contracts would adversely impact our revenue and operating results, and may affect our marketing efforts with other customers.

If we are unable to expand our sales and marketing capabilities, we will be unable to significantly increase our revenue.

We have limited experience in sales and marketing and we have a small sales and marketing department. If we are unable to increase our sales and marketing personnel and efforts, both in the United States and in Western Europe, or arrange with a third party to perform these services, we will be unable to significantly increase our revenue. We are currently attempting to hire and train additional personnel, but we cannot assure you that our sales force will be sufficiently large or knowledgeable to meaningfully increase our sales and customer base. Even if we are able to hire additional sales personnel in the near future, their effectiveness will be limited until they gain sufficient experience.

We are highly dependent on Dr. Thomas Marr, and the loss of his services could affect our ability to be successful.

We are highly dependent on Dr. Thomas Marr, our founder, President and Chief Scientist. Dr. Marr is important to developing information, tools and services required for implementation of our business plan. Moreover, we believe Dr. Marr's reputation and prominence in the genomics field provides us with a competitive advantage. A significant component of our marketing strategy is to capitalize on the reputation and contacts of Dr. Marr. If we lost Dr. Marr's expertise, we would have difficulty replacing him and our product development efforts and business opportunities could be adversely affected. Although we have an employment agreement with Dr. Marr, he could leave us at anytime. In addition, we do not have life insurance on Dr. Marr.

Our success depends on the continuing contribution of our other key personnel who may leave us at any time and our ability to integrate new personnel, including several key members of our management team.

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Teresa W. Ayers, our chief executive officer, Kenneth S. Rubin, our executive vice president of commercial development, Daniel R. Hudspeth, our chief financial officer, Michael W. Cohn, our vice president of engineering, and Sean M. Ryan, our vice president of sales, could harm our sales and operations. Although we have an employment agreement with Ms. Ayers, she and any other of our key personnel may leave us at any time. In addition, we do not have "key person" life insurance policies on any of our employees.

Several key members of our management team have joined us within the last year, including Mr. Rubin, Mr. Cohn, and Mr. Ryan. If we cannot effectively integrate these employees into our business, or if they cannot work together as a management team to implement our business strategy, successfully achieving our revenue goals and profitability will be difficult. If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

If we cannot attract, retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

We are a small company and we believe many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and scientific personnel. We face intense competition for qualified personnel and the industry in which we compete has a high level of employee mobility. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

Our failure to manage planned growth could adversely affect our ability to increase revenue and become profitable.

If we do not effectively manage our planned growth, our ability to significantly increase revenue and become profitable will be limited. We need to rapidly and significantly expand our operations. Our growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our planned future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our planned rapid growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

     . improve existing and implement new operational, financial and management information controls, reporting systems and procedures

     .   hire, train and manage additional qualified personnel

     . effectively manage multiple relationships with our customers, suppliers and other third parties, including our collaborators

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

Our business will suffer if our product contains defects or does not function as intended, which would cause our revenues to decline.

Our business would suffer if our product malfunctions or our customers' access to their information stored on our product is interrupted. In addition, our product is complex and sophisticated and holds vast amounts of data. As a result, our product and third-party software incorporated into our product could contain erroneous data, design defects or software errors that could be difficult to detect and correct. Software defects could be found in current or future products. If we fail to maintain the quality and integrity of our product, we would fail to achieve market acceptance.

If we are unable to maintain a product with adequate security safeguards, our product will not achieve market acceptance and our business would suffer.

Researchers use our product to analyze proprietary data, sometimes in disparate locations. Our product must have effective, reliable and secure operations. If we fail to maintain an effective, reliable and secure product, our customers' data may be compromised and our customers would lose confidence in our product. Our revenues and ability to maintain or increase market share would then suffer.

Our business depends on our topographer technology license from Cold Spring Harbor Laboratory, the loss of which would jeopardize our business.

The Genome Topographer technology license from Cold Spring Harbor Laboratory provides the intellectual property foundation for our Discovery Manager product. A breach by us of any of the terms of, or other failure to maintain, this license agreement could preclude future sales of Discovery Manager or delay or prevent the introduction of new products. Ways in which we could breach the license agreement include (1) uncured monetary breaches, (2) our failure to comply with United States export laws regarding software exports, (3) any breach of the confidentiality and proprietary information provisions of the license agreement, (4) our filing of bankruptcy or the imposition of receivership on our business, or (5) any impermissible assignment of the license agreement by us.

If we were unable to continue using the Genome Topographer technology license for any reason, we may not be able to continue our operations. Our ability to identify and license or develop other equivalent technology is highly uncertain and, even if we were successful in doing so, the cost and delays of such a changeover in our base technology would likely cause material harm to our business. Further, the Chang-Marr algorithm patent included in the Genome Topographer technology may be challenged, invalidated or circumvented. This could limit or prevent our ability to make, use or sell this algorithm in our product.

Our product currently depends on components licensed from other third parties, and the failure to maintain these licenses could result in the loss of access to these components and could delay or suspend our commercialization efforts.

Discovery Manager incorporates technologies which are the subject of proprietary rights of others. We have obtained licenses for some of these technologies and may be required to obtain licenses for others. We may not be able to obtain any necessary licenses for the proprietary technology of other parties on commercially reasonable terms, or at all. In addition, one or more third parties whose software or technologies are used in our product might cease to make its software or other technologies available to us or to update such software or technologies as appropriate. We may not be able to develop alternative approaches if we are unable to obtain necessary licenses, or if third-party software or technologies become unavailable to us or obsolete. We cannot assure you that our current or future licenses will be adequate for the operation of our business. The failure to obtain necessary licenses or identify and implement alternative approaches could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property protection may be inadequate, allowing others to use our technology or similar technologies, reducing our ability to compete.

The steps taken by us to protect our proprietary technology may be inadequate to prevent misappropriation of our technology by third parties or third parties may develop similar technology independently. We rely on a combination of trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. However, these agreements may be breached or terminated, and we may not have adequate remedies for any breach. In addition, we currently have no patents or patent applications pending, although we do have an exclusive license to one patent. A third party could copy or otherwise obtain and use our products or technology without authorization.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third-party's patents. We would have to obtain a license to sell our product if our product infringed another person's intellectual property. We might be prohibited from selling our product before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

Our operating results may fluctuate, making it likely that, in some future quarter or quarters, we will fail to meet analysts' estimates of operating results or financial performance, causing our stock price to fall.

If revenue declines in a quarter, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

We may fail to engage in strategic acquisitions, which could limit our future growth.

One of our strategies for growth is to engage in selective strategic acquisitions of key products, technologies or companies. Our ability to conduct such acquisitions is limited by our ability to identify potential acquisition candidates, obtain necessary financing and consummate the acquisitions. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

If we engage in acquisitions, we may experience significant costs and difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our ability to become profitable may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would dilute our existing stockholders.

We face intense competition, including from internal bioinformatics departments, and we may not have the resources required to successfully compete.

We face significant competition from the internal bioinformatics departments of our customers and other companies that are potential customers. Some of our customers and potential customers have internally developed software to organize and analyze genomic data. These companies may believe that their software is adequate for their needs and that our product is unnecessary. In addition, certain internal departments of a corporation may be resistant to outsourcing software because it could reduce the departments' budgets.

We face competition from other organizations, as well, including:

     .   other bioinformatics companies

     .   specialized drug discovery software companies

     .   academic and scientific institutions

     .   public and private research organizations

Many of our customers and potential customers and other competitors have much greater resources and name recognition than we do. Some of our third-party competitors may offer discounts as a competitive tactic. Moreover, our competitors may in the future offer broader product lines or technologies or products that are more commercially attractive than our current or future products or that may render our technologies or products obsolete.

If our customers and potential customers elect to continue to develop their own bioinformatics software, or we are unable to compete successfully with our third-party competitors, then we will be unable to meaningfully improve our operating results and we may not be able to continue operating our business.

We experience rapid technological change in our markets. If we do not modify our products to incorporate new technologies, they may become obsolete and our sales will suffer.

We compete in a market that is subject to rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. To remain competitive, we must continue to expand our databases, improve our software, and invest in new technologies in anticipation of the needs of our customers. Our products could become obsolete due to the introduction of products containing new technologies, changing customer requirements or changing industry standards. This would have a significant negative impact on our revenue generation.

The technological life cycles of our products are difficult to estimate. Our future success will depend upon our ability to continue to enhance our current products and to continue to develop and introduce new products that keep pace with competitive and technological developments and customer demands. If we fail to develop, market and deliver new products on a timely basis, we may lose market share, perhaps significantly, and our ability to continue our business could be seriously jeopardized.

Our current and potential customers primarily consist of biotechnology and pharmaceutical organizations, which face risks that could affect our ability to license our products.

We currently derive a substantial portion of our revenue from product licenses to biotechnology and pharmaceutical organizations. We expect that these organizations will continue to be our primary source of revenue for the foreseeable future. If the drug discovery, development and related industries experience a downturn, our business will be harmed. Thus, our ability to generate revenue is indirectly subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within the drug discovery, development and related industries. These reductions and delays may result from factors such as:

     .   market-driven pressures on companies to consolidate and reduce costs

     .   reduced revenue or profitability of our current and potential customers

     . the uncertainty of healthcare reform, including the continuing efforts of governmental and third-party payors to contain or reduce the cost of health care

     . changes in regulations of the U.S. Food and Drug Administration or other regulatory agencies

These factors are not within our control. In addition, consolidation in the drug discovery and development industries will reduce the number of our potential customers and, therefore, may adversely affect our future revenues.

We will not be able to sell our products if the use of genomic information to develop drugs is not commercially successful.

The development of new drugs based on genomic information is unproven. Few therapeutic products based on genomic discoveries have been developed and commercialized. If our customers and potential customers are unable to develop drugs based on genomic information in general and using our products or services in particular, then demand for our products will diminish and our ability to generate revenue and profitability would be significantly harmed.

If ethical and other concerns surrounding the use of genetic information become widespread, the demand for our products could decrease.

Genetic testing and research has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any such action by governmental authorities could reduce the potential markets for our products, which could seriously harm our ability to generate revenue.

Doing business outside of the United States involves numerous factors that could negatively affect our financial results.

International operations involve numerous factors not typically present in domestic operations. If any one or more of these factors adversely affects us and we cannot effectively manage them, our business, operating results and financial condition could be significantly harmed. These factors include:

     .   costs of operations in countries outside the United States

     .   licenses, tariffs and other trade barriers

     .   difficulties in staffing and managing remote operations

     .   potentially adverse tax consequences

     . the burden of complying with multiple and complex laws, regulations and treaties

     .   currency fluctuations

     .   political and economic instability

Our stock price may be volatile and your investment in our stock could decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     . announcements of technological innovations or new commercial products by our competitors or us

     .   developments concerning proprietary rights by our competitors or us

     .   developments concerning any development or marketing collaborations

     . publicity regarding actual or potential medical results relating to products under development by our competitors or us

     .   litigation

     .   economic and other external factors, including disasters or crises or

     .   period-to period fluctuations in financial results

In addition, the stock market and the market for technology companies in particular have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the performance of those companies. During the recent drops in value of the Nasdaq National Market, companies with ongoing losses like us were among the most vulnerable to sharp declines in value. You may not be able to sell your common stock at a price at or above your purchase price.

If our stock price is volatile, we may become subject to securities litigation, which is expensive and could divert our resources.

Many companies with a volatile stock price have been subject to class-action litigation brought by security holders. If the market value of our common stock experiences adverse fluctuations, and we become involved in this type of litigation, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer, regardless of the outcome of the litigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, corporate notes and asset based debt securities. The average maturity of our investments as of September 30, 2000 is less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rates arising from our investments. Therefore, no quantitative, tabular disclosure is included in this Form 10-Q.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On October 4, 2000, we closed our initial public offering of 6,440,000 shares of our common stock at $19 per share. The managing underwriters in the offering were CIBC World Markets, Dain Rauscher Wessels and Prudential Vector Healthcare. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-32472) that was declared effective by the SEC on September 28, 2000. The aggregate offering amount was $122.4 million. We incurred expenses of approximately $9.9 million, of which approximately $8.6 million represented underwriting discounts and commissions and approximately $1.3 million represented other expenses related to the offering.

Currently, we have placed the net proceeds from the offering principally in money market funds as well as other interest-bearing, investment-grade securities. We expect to use the net proceeds from the offering to continue development of Discovery Manager and new products; to expand our sales and marketing activities; to acquire complementary technologies, products or companies; to repay capital lease obligations; and for general corporate purposes.

Simultaneously with the closing of the initial public offering, all of our outstanding convertible preferred stock, par value $0.001 per share, (including shares issued upon exercise of warrants upon the closing of the offering) automatically converted into 14,162,635 shares of common stock.

From July 1, 2000 through September 30, 2000, we granted options to purchase approximately 290,000 shares of common stock at a weighted average exercise price of approximately $5.86 per share to employees, consultants and directors under our 2000 Equity Incentive Plan and issued an aggregate of approximately 45,500 shares of our common stock at a weighted average exercise price of approximately $0.18 per share to employees, consultants and directors as a result of exercises of options granted under the 2000 Equity Incentive Plan. These sales were made in reliance on Rule 701.

On September 5, 2000, we sold 900,000 shares of our Series D preferred stock to Applied Biosystems for cash proceeds in the amount of $3,006,000. This sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

By way of Action by Written Consent, our stockholders approved the following proposals on August 8, 2000:

-------------------------------------------------------------------------------------------------------------------
                                                         Votes for:           Votes against:       Abstaining:
-------------------------------------------------------------------------------------------------------------------
 .   A proposal to approve an increase in the number      36,689,848           0                    0
    of shares of common stock available for issuance
    under our Amended and Restated 1996 Stock Option
    Plan from 5,000,000 to 10,000,000, and to amend
    and restate the Amended and Restated 1996 Stock
    Option Plan as the 2000 Equity Incentive Plan
    (including an additional increase in the number of
    shares of common stock available for issuance from
    10,000,000 to 15,000,000).
-------------------------------------------------------------------------------------------------------------------
 .   A proposal to approve the Certificate of             36,689,848           0                    0
    Amendment of our Restated Certificate of
    Incorporation in order to effect a one-for-three
    reverse split of our common stock immediately
    prior to the closing of the initial public
    offering.
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
 .   A proposal to amend and restate our Restated         36,689,848           0                    0
    Certificate of Incorporation to amend our
    authorized capital stock to consist of 50,000,000
    shares of common stock and 5,000,000 shares of
    preferred stock to be filed with the Delaware
    Secretary of State immediately following the
    closing of our initial public offering.
-------------------------------------------------------------------------------------------------------------------
 .   A proposal to approve the form of Indemnity          36,689,848           0                    0
    Agreement for use as an agreement between us and
    each of our directors and executive officers.
-------------------------------------------------------------------------------------------------------------------

By way of Action by Written Consent, the Company's stockholders approved the following proposal on August 31, 2000:

-------------------------------------------------------------------------------------------------------------------
 .   A proposal to amend and restate our Restated         33,499,577           0                    0
    Certificate of Incorporation to increase the
    authorized number of shares of preferred stock
    from 47,938,178 to 48,838,178 shares and to create
    a new series of preferred stock consisting of
    900,000 shares of Series D preferred stock
-------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibit is filed herewith:

     Exhibit Number      Exhibit Title
     --------------      -------------

     27.1                Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000

                                   GENOMICA CORPORATION
                                   (Registrant)

                                   /s/ Daniel R. Hudspeth
                                   _________________________________
                                   Daniel R. Hudspeth
                                   Vice President of Finance,
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)