Form 10-K405
period 2000-12-31
GENOMICA CORP /DE/
filed 2001-03-22
CIK 1108915

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                       Commission File Number 000-31637

                             GENOMICA CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                      23-2821818
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  1745 38th Street, Boulder, Colorado                    80301-2630
(Address of principal executive office)                  (Zip Code)

      Registrant's telephone number, including area code:  (720) 565-4500


       Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  Common
                       Stock, par value $.001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held as of March 12, 2001 by non-affiliates of the registrant was approximately $48.0 million.

As of March 12, 2001, registrant had 22,730,234 shares of its $0.001 par value common stock outstanding.

                               ________________

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

                               ________________

                             GENOMICA CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.  Business...........................................................  1

Item 2.  Properties......................................................... 10

Item 3.  Legal Proceedings.................................................. 11

Item 4.  Submission of Matters to a Vote of Security Holders................ 11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................ 20

Item 6.  Selected Financial Data............................................ 22

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation............................................... 23

Item 7A. Quantitative and Qualitative Disclosures about Market Risk......... 27

Item 8.  Financial Statements and Supplementary Data........................ 27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures.............................................. 27

PART III

Item 10. Directors and Executive Officers of the Registrant................. 27

Item 11. Executive Compensation............................................. 27

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 27

Item 13. Certain Relationships and Related Transactions..................... 27

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28

SIGNATURES.................................................................. 50

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements of Genomica Corporation within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to the failure to successfully market and sell our products; failure to develop new products; competition; technological change; general economic conditions; variability of license and other revenue; failure to satisfy performance obligations; failure to successfully transition our Discovery Manager product to a new technology base; failure to enter into collaborative agreements; and changes in industry practice.

Discussions containing such forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause our actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in "Factors That May Affect Our Results" on pages 11 through 19, among other things, should be considered in evaluating our prospects and future financial performance.

We use market data and industry forecasts throughout this report, which we have obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, we believe that the surveys and market research we or others have performed are reliable, but we have not independently verified this information.

PART I

GENOMICA/TM/, Discovery Manager/TM/ and Linkmapper/TM/ are trademarks owned by Genomica Corporation.

Item 1.  Business

This description contains certain forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this report on Form 10-K. We assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. Discovery Manager, our first product, is used for genomics research, including genetic research, gene discovery and pharmacogenomics. This product allows researchers to turn the vast volumes of gene, SNP, protein and patient data from diverse sources into information useful for drug discovery. We license Discovery Manager to leading genomics-based research organizations, including AstraZeneca, GlaxoSmithKline, Pfizer, National Institutes of Health, University of Oxford, and the National Cancer Institute. We have a strategic alliance with Applied Biosystems, Inc. to develop software products to be used with its industry-leading hardware and software systems for drug discovery. We also have signed a letter of intent with Celera Genomics to enter into a strategic alliance to develop a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's Genome Reference Database.

Challenges of Using Genomic Data

Pharmaceutical and biotechnology researchers are increasingly turning to genomics to improve the efficiency of the drug discovery process. These researchers need bioinformatics tools to effectively manage the large quantities and complexities of data being generated by genomics research. Bioinformatics is the application of computer technologies to collect, manage, analyze and link biological data. The key challenges of using genomic data in the drug discovery and development process are:

  . Unprecedented volumes of data. Improvements in genetic research methodologies and related tools are producing unprecedented quantities of genetic data, creating massive data management problems for organizations conducting genomics research. These problems are accelerating as leading research organizations are utilizing the substantially complete sequencing of the human genome. Public sequence databases are growing exponentially. Some of these databases exceeded 11 billion bases of sequence data and more than 10 million records at the end of 2000. Experiments or analyses involving these data can rapidly expand the total data volume. The use of SNPs in drug research illustrates the effect of experiments on data volume. The SNP Consortium announced it has identified over 800,000 SNPs. Identifying all of these SNPs in a group of 1,000 patients would generate over 800,000,000 individual SNP scores. Similarly, a single pharmacogenomics experiment could entail analysis of approximately 100,000 different sites in a patient's DNA, so that a 1,000 patient study would generate approximately 100,000,000 data points.

  . Diversity of data sources. Genomic research and data generation is being performed in thousands of different locations throughout the world. Genomic projects generally involve a diverse group of scientists, such as clinicians, geneticists and biologists, each working on their own type of data. Furthermore, these projects often involve multiple organizations working together. These groups often represent, classify and store their data in different ways.

  . Lack of broad genomic-specific tools. Many organizations currently collect, store, and analyze their genomic data using a patchwork of public domain, free or low-fee software, off-the-shelf, non-scientific desktop applications such as spreadsheets and internally developed bioinformatics tools. This can result in researchers using a variety of non-standard, non-integrated, non-scientific and unsupported software tools. Many genomic researchers also rely on time-consuming and error-prone manual approaches to handle their bioinformatics needs.

  . Short supply of bioinformaticists. Genomic-based research is heavily dependent on sophisticated computer applications that are typically created and maintained by bioinformaticists. The supply of individuals with training or experience in both genomics and the development of computer-based information technology is limited.

  . Difficulty of data visualization/presentation. Researchers need to visualize the large quantities of complex genomic data and their relationships to perform analyses and derive meaningful results. Visualization of large quantities of highly interrelated data is a challenging software problem.

  . Data security concerns. Research organizations are concerned about access to and the security of the data they produce and use. Security issues are compounded when multiple organizations are collaborating on a project. A security breach could compromise or even ruin an entire drug discovery effort, potentially resulting in the loss of substantial profits. Bioinformatics tools must provide security features that reliably ensure the desired type and level of security required by each research organization.

Our Solution

We offer proprietary bioinformatics solutions designed to address the challenges of using genomic data in the drug discovery and development process. Our Discovery Manager product solution offers:

  . Data standardization. We provide a standard representation of diverse types and formats of genomic information, including both publicly available and proprietary genomic data. Our process of standardization allows our customers to compare and cross-analyze information from varied sets of genomic data. This can result in significant savings in time and fewer user errors.

  . Data integration. Our products bring together in one database information contained in many publicly available and proprietary genomic data sets. Our products also integrate different types of genomic data from research sources such as pharmacogenomic, high-throughput genotyping, SNP and sequence data.

  . High scalability. Our products have been designed to handle massive data sets and large numbers of users. We believe our products will be able to meet the needs of the largest pharmaceutical and biotechnology companies in the world.

  . Broad suite of data analysis tools. Our products' proprietary software tools enable researchers such as clinicians, epidemiologists, geneticists and molecular biologists to easily sort and analyze genomic information.

  . Practical visualization tools. Our products provide a practical way to show complex genomic information in simple-to-understand formats such as tables, graphs, charts and reports.

  . Security. Our products include state-of-the-art redundancy, back-up and encryption systems to ensure minimal exposure to systems failure or unauthorized access. We employ rigorous electronic security measures to protect our customers' data and to restrict unauthorized access to such data from non-approved users both within and outside client organizations.

  . Professional services. We support our products by offering our customers product integration, scientific consulting and technical consulting services.

Our Strategy

Our objective is to provide pharmaceutical and biotechnology researchers with the most scientifically adept bioinformatics tools and services for drug discovery and development. The key elements of our strategy to achieve our objective include:

  . Expand our product offerings. We intend to significantly extend our product offerings to include modules in other areas of drug discovery and development such as gene and protein expression analysis and protein function prediction. We are currently developing the next generation of Discovery Manager to be Internet compatible. We believe that our new technology choices of Java for application and advanced user interface programming, Hypertext Markup Language (HTML) for programming web browser interfaces, eXtensible Markup Language (XML) for data exchange, and Oracle as the database for storing all of the genomic data, will meet customer requirements and provide a stable foundation for the foreseeable future. In addition to developing products internally and in collaboration with our strategic partners, we plan to selectively acquire complementary businesses and products.

  . Establish significant industry collaborations. We intend to establish product development and distribution alliances with companies in the drug discovery and development market that have strong market positions and technologies complementary to ours, including companies that manufacture devices to generate genomic data, provide genomic data content or have developed other scientific software development tools. We believe that these collaborations will provide us with access to broader markets and accelerated market penetration. We plan to add, in collaboration with some of these companies, new modules or features to our products that work with their technology and hardware. As part of this strategy, we also intend to offer reduced functionality versions of most of our products. We expect that these entry-level products will sell for a lower price, but in greater quantities, than the enterprise-level versions of our products. These entry-level products should provide the opportunity for future upgrade sales to enterprise-level products.

  . Implement application service provider strategy. We intend to offer our customers the option to access our products via the Internet without the need to install and maintain the software on their own equipment. This approach, commonly called being an application service provider, or ASP, should broaden and accelerate the adoption of our products by lowering initial capital investment, minimizing implementation time and effort, providing convenient scalability, offering affordable payment options and reducing the information technology burden for our customers.

  . Continue scientific leadership. We believe our close interaction with commercial and academic scientific leaders has been a major factor in establishing Discovery Manager as one of the most comprehensive and scientifically advanced bioinformatics products available to the genomics industry. We intend to advance our scientific leadership by deepening and expanding our relationships with scientific leaders in the field of genomics. We rely on these relationships to stay abreast of cutting edge developments in the field and to identify and address new customer needs.

  . Increase sales and marketing capacity. We intend to expand our direct sales force to sell our enterprise-level product in the United States and major international markets. We also intend to pursue a multifaceted marketing strategy to increase Genomica brand awareness and to substantially increase our number of qualified customer leads. One of the key goals of our sales personnel is to increase the number of users of our product at existing customers.

Strategic Alliances

We have entered into a strategic alliance with Applied Biosystems to license certain components of our software technology that will be designed to operate with Applied Biosystems' genotyping instruments that are used in the gene discovery and analysis process. By integrating our software technology with Applied Biosystems' instruments, we believe each company's customers will be able to perform their gene research and data analysis more rapidly and effectively. In December 2000, we delivered certain components of our software technology under our agreement with Applied Biosystems. In October 2000, we delivered our Linkmapper product under a separate agreement to develop analytical software applications for Applied Biosystems. Through December 31, 2000, we have not recognized any revenue from this relationship. Applied Biosystems began marketing the Linkmapper product to its customer base in 2001.

We also have signed a letter of intent with Celera Genomics to enter into a strategic alliance to develop a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's Genome Reference Database. The letter of intent contemplates our joint development of an edition of Discovery Manager integrated with Celera's Discovery System. We anticipate that this integrated product would enable Celera's customers to seamlessly navigate between the Celera Edition of Discovery Manager and Celera's Discovery System Genome Reference Database.

Discovery Manager/TM/

Discovery Manager is our core bioinformatics product. It is an integrated suite of software tools and a database template for genomics research. The database can be filled with genomic data from the user's own research as well as publicly available and other sources. Our tools include sophisticated scientific algorithms designed for easy use by genomic researchers without the assistance of bioinformaticists. Discovery Manager enables individual or collaborating researchers to access, store, manipulate, analyze, annotate and integrate genomic data from a variety of sources. We believe that Discovery Manager is the only commercially available product that integrates human sequence, genetic map, genotype, phenotype and clinical information.

Supported disciplines. We developed Discovery Manager to be used by researchers in a broad range of disciplines including:

  . Clinical genetics. Clinical geneticists identify patients and collect their medical data. Discovery Manager allows these researchers to store and view patient information in a simple graphical format, which can show the medical and genetic data of each patient as well as parent and sibling genetic relationships among family members, called pedigrees.

  . Epidemiology. Epidemiologists study the genetic and environmental causes for disease. Discovery Manager helps these researchers analyze and determine how a genetic trait or environmental factor is distributed among people in a population.

  . Statistical genetics. Statistical geneticists identify the regions of DNA that determine a particular trait. Discovery Manager helps these researchers group individuals together and test various hypotheses regarding the portion of DNA to which a trait is linked.

  . Human genetics. Human geneticists identify the location of genes using a variety of sophisticated analytical approaches. Discovery Manager helps these researchers study the specific genes of each family member.

  . Molecular biology. Molecular biologists determine the function of genes. Discovery Manager helps these researchers organize and analyze genetic map and sequence data to isolate genes and determine their function.

  . Pharmacogenomics. Pharmacogenomics researchers determine the genetic basis for why a drug works for some people but not others. Discovery Manager helps these researchers examine the genetic variations of a group of patients with similar drug responses.

Key tools. Discovery Manager provides three key tool sets that are used by different types of researchers to facilitate the interpretation of data relevant to the drug discovery and development process:

  . Sequence analysis tools. Sequence analysis is the examination of a specific DNA sequence to understand the structure and function of the sequence. Discovery Manager provides tools for finding genes in human DNA sequences and comparing two or more sequences for similarity.

  . Genetic analysis tools. Genetic analysis is the isolation and analysis of DNA variations in families and unrelated populations. Discovery Manager provides tools to integrate, manipulate, edit and analyze genetic data.

  . Map analysis tools. Map analysis is the construction and comparison of maps containing different representations of genetic information. Discovery Manager provides tools that support the graphical viewing, manipulation and comparison of maps that are created using well-known algorithms.

Discovery Manager database. A key component of Discovery Manager is a central repository of genomic data compiled from many sources:

  . Legacy data. Data that researchers previously have accumulated on various systems and in various formats.

  .    New data.  Results from experiments performed using Discovery Manager.

  . Reference Database. Our proprietary Reference Database, described below, is comprised of 13 publicly available genomic databases from major international genome research centers. Each of these public databases has completed the peer review quality control process of the National Institutes of Health. In addition, we standardize and quality check this data before including it in the Reference Database.

  . Other public data. If a customer wishes to incorporate data from sources other than those in the Reference Database, the customer can convert it into a common format and import it into Discovery Manager. Customers can also access the National Center for Biotechnology Information and other websites of interest directly from Discovery Manager. Researchers use information from these websites to annotate their database.

Reference Database. We offer our proprietary database, the Reference Database, as an option to licensees of Discovery Manager. Our Reference Database compiles into one database and in one common format all of the information from 13 publicly available databases. Researchers no longer need to access the individual remote databases. As a result, they are able to easily and uniformly query these distinct databases, resulting in significant time savings and reduced risk of user errors.

Common user interface. Discovery Manager addresses many important aspects of genomics research from a common user interface. This interface permits researchers to access, use and compare data from a single database. With simple point-and-click operations, researchers can map, compare, query and graphically display data in formats commonly used in the industry. Using annotation tools, researchers may enrich data with additional information, such as experiment details, literature references and direct links to websites of interest. The common user interface also enables many different types of researchers to use the same data and system to do their part of the analysis.

Security. Because of the potential value of proprietary genomic information, security is important to our customers. Discovery Manager provides security and access features that enable system administrators to assign user accounts and passwords, provide users with access to authorized projects and allow management to review the work progress within the genomic project while insuring the privacy of sensitive project data.

We regularly upgrade Discovery Manager to keep pace with the latest advances in algorithms, tools and technology. Customer input plays a key role in the definition of these upgrades. We also regularly upgrade the contents of the Reference Database to include newly available information. We intend to expand the Reference Database to include other public databases and additional databases of non-human data. We also intend to develop new products to expand into other areas of drug discovery and development and new technologies.

Linkmapper/TM/

Linkmapper is our first product resulting from a development and distribution alliance with Applied Biosystems. We completed development and delivered the Linkmapper product to Applied Biosystems in October 2000. Applied Biosystems began marketing this product along with its own hardware and software product lines in 2001. Linkmapper offers reduced functionality from our Discovery Manager product and it was developed on our Java and Oracle technology platform. Applied Biosystems will pay us a royalty payment for each unit licensed to its customers. We also will share in any revenues received by Applied Biosystems from entering into customer software support and maintenance agreements related to Linkmapper.

Linkmapper provides researchers with a powerful set of software applications for manipulating, organizing, and analyzing genetic data that is generated from genotyping hardware systems manufactured and sold by Applied Biosystems. Linkmapper enables researchers, who are customers of Applied Biosystems, to perform allele-calling functionality, quality checking of data and genetic data management and analysis in one integrated system. This end-to-end connectivity from the hardware instrumentation and software applications is expected to significantly enhance downstream data analysis for creating genetic maps.

We believe that Linkmapper, as an entry-level product, will sell at a lower price but in greater quantities, than our enterprise-level products such as Discovery Manager. We also believe that Applied Biosystems' broad and well-established distribution channel will reduce our need to build a substantial sales force to market and sell this product. We anticipate that after a period of usage, Linkmapper customers will upgrade from this product line to our enterprise-level products, such as Discovery Manager.

Technology

We designed Discovery Manager to support the unique needs of drug discovery and development researchers. We selected technologies to handle very large and complex data sets and provide users with simple-to-use data visualization technology. Because researchers most often work in teams, our products securely operate in a network environment designed to allow collaboration among hundreds of researchers. We believe that Discovery Manager offers the broadest set of software tools for genomics research of any commercially available product.

Our software uses "object-oriented" technology as a simple way of modeling biological data and their relationships, such as patients and their associated DNA sequences. An object is a combination of related data, such as patient name, age and height. We invested 40 person-years to create a collection of over 400 objects to represent the core biological entities that are part of drug discovery and development. A key benefit of our use of object-oriented technology is that once the core biological objects have been defined, it becomes easier to add new features to keep pace with advances in genomic science.

Current architecture. The current software structure, or architecture, of Discovery Manager is divided into two key operating components, referred to as a client and a server. The client is the easy-to-use graphical interface that operates on a standard desktop computer used by the researcher. The server consists of the scientific applications and databases that operate on a powerful computer that provides processing services to all the clients.

The Discovery Manager client component was developed using a commercially available programming language known as VisualWorks for Smalltalk. The server component was developed using a commercially available database management system known as GemStone/S.

Next-generation architecture. We are currently developing the next generation of Discovery Manager to be Internet compatible. The new architecture will have three key operating components, referred to as a client, an application server and a database server. We expect the new client component to continue to provide a set of visualization tools to simplify organizing, querying and analyzing complex genomic information. The client will allow users to interact with Discovery Manager through a standard Java-based web browser, such as Netscape Navigator or Microsoft Explorer. The application server component will consist of scientific applications developed using Java technology. The database server component will consist of Oracle Corporation's Oracle 8i relational database management system.

We are transitioning to this new technology architecture primarily because we believe drug discovery and development companies have selected the Oracle database technology as a standard operating environment for their genomic research and because many customers have expressed an interest in moving to Internet-compatible applications. We believe that our new technology choices of Java for application and advanced user interface programming, Hypertext Markup Language (HTML) for programming web browser interfaces, extensible Markup Language (XML) for data exchange, and Oracle as the database for storing all of the genomic data, will meet customer requirements and provide a stable foundation for the foreseeable future. We delivered our first of several products on the new architecture in 2000 and we are scheduled to complete the development of this new technology architecture in 2001. We will transition all existing customers to the redeveloped product at no additional cost to them.

Research and Development

As of March 1, 2001, we had 85 employees working in research and development.
We intend to transfer all development resources to developing the redeveloped product once all customers have transitioned to the new Discovery Manager product. Our research and development expenses were $2.3 million in 1998 and $4.0 million in 1999, excluding non-cash charges totaling $846,000 associated with deferred compensation. For the year ended December 31, 2000, our research and development expenses were $7.6 million, excluding non-cash charges totaling $4.4 million associated with deferred compensation. We expect that research and development expenses will continue to increase.

Consulting and Scientific Services

We currently offer limited consulting services that are included in the price of Discovery Manager. We offer a full range of consulting services on a fee-for-service basis in conjunction with Discovery Manager, including the following:

  . Product integration. Helping customers integrate the Discovery Manager product suite into their bioinformatics departments and scientific workflow.

  . Technical consulting. Providing custom programming, technical guidance and tools development for bioinformatics needs.

  . Scientific consulting. Helping customers with their genomics research. Examples of this service include designing scientific experiments, formulas and algorithms.

We intend to expand our research and development and scientific service personnel if demand for these services increase.

Customers

We license our products and provide services to pharmaceutical and biotechnology companies and academic institutions in the United States and Western Europe.
The following is a partial list of our current customers:

AstraZeneca PLC
Aventis
Genome Therapeutics

GlaxoSmithKline, Inc.
National Cancer Institute
National Institutes of Health
Orchid Biosciences, Inc.
Oxagen Limited
Pfizer
University of Oxford Wellcome Trust Centre for Human Genetics
Xenon Genetics
Yale University

We licensed our first products in 1998 utilizing a small direct sales force of two account managers, no field scientists and limited marketing expenses. We only began building our sales and marketing organization in the second half of 1999 and all of 2000 by hiring additional account managers and increasing our marketing expenses. As a result of our small direct sales force during 1999 and 2000, we were limited in our ability to identify potential customers and to perform the necessary steps required to obtain new customers. We intend to significantly increase our sales and marketing personnel as we build our sales and distribution capabilities.

We believe potential customers who decline to purchase our products may believe that their own internal bioinformatics departments can develop software applications to meet their needs, may prefer running software applications on a relational database management system, or state that their research efforts have not yet advanced to the stage of utilizing the scientific applications that our Discovery Manager offers.

As pharmacogenomics expands, we believe our products will play a key role in both genetic analysis and clinical trial data gathering and processing. We also expect to increase sales to contract research organizations and healthcare providers. We intend to target agricultural biotechnology companies involved in genomic research.

For the year ended December 31, 2000, the customers listed above accounted for nearly all of our revenue. Of this amount, AstraZeneca accounted for 32% of our revenue, GlaxoSmithKline accounted for 21% of our revenue, Oxagen accounted for 15% of our revenue and Pfizer accounted for 11% of our revenue. We expect that these four customers will continue to account for a high percentage of our total revenue for the immediate future.

Sales and Marketing

Direct Sales

We sell our enterprise-level product and services in North America and Western Europe through a direct sales force to pharmaceutical and biotechnology companies and academic institutions. Our direct sales force is divided into three regions: U.S. East Coast, U.S. West Coast and Western Europe, based in the United Kingdom. We combine an account manager with a field scientist, who together demonstrate the business and scientific value of our product to our potential customers. As of March 1, 2001, we had seven individuals in our sales department, including two sales directors, three account managers, one administrative assistant and our vice president of sales. We are currently recruiting additional sales people.

Indirect Sales

We intend to augment our direct sales effort with indirect sales channels established through collaborations with third parties. Indirect sales channels are expected to give us access to sales forces that are much larger than our own. Through these sales forces, we believe we can increase and accelerate our market penetration. We believe the following types of indirect sales channels are viable for our products:

  . Distributors outside core territories. In markets where there are insufficient sales opportunities to justify a direct presence, or barriers to entry in the markets are high, we may establish distributor relationships.

  . Strategic industry collaborations. We have recently entered into a product development and reseller agreement with Applied Biosystems to aid our indirect sales efforts. We intend to establish product development and distribution alliances with other companies in the drug discovery and development market that have strong market positions and technologies complementary to ours. We also plan to add, in collaboration with some of these companies, new modules or features to our products that work with their technology and hardware.

  . Consultants and systems integrators. We intend to establish a services partnership program with consultants and systems integrators who provide professional services to our targeted customer base. We believe consultants and systems integrators are in a strong position to recommend our solutions to their services customers.

Marketing

To support our sales force, our marketing team is focused on creating a consistent, targeted message that increases awareness of our brand name and solutions. We intend to expand our use of marketing programs such as print and online advertising, direct mail and conference exhibits.

As a part of our marketing efforts, we provide our product and other support to some of the following leading genomics research institutions at no cost to them. We believe these institutions set the trends of how genomics research will be conducted in the future. In addition, we believe that our relationship with these institutions will result in graduates being trained users of Discovery Manager and, therefore, potential customers. The following is a partial list of institutions currently using Discovery Manager:

  .    Johns Hopkins University
  .    Princeton University
  .    University of Colorado
  .    University of Oxford Wellcome Trust Centre for Human Genetics
  .    Yale University

Competition

We face competition from other bioinformatics companies and specialized drug discovery software companies. We believe that additional specialized software companies will be formed to pursue this market opportunity. Competition could also result from non-commercial software developed by academic institutions and software developed by companies who sell access to proprietary genomic data. Some of our competitors, including academic institutions and large genomics or pharmaceutical companies, have substantially greater financial, marketing, sales and support resources than we do. We also face competition from pharmaceutical companies' own bioinformatics departments.

There are many companies describing bioinformatics as part of their strategy, but a much smaller number who currently offer bioinformatics products or databases commercially. Most of our commercial competitors offer sequence analysis software products, which represents only a portion of the functionality of our product. We believe that no other company has a bioinformatics product for genomics that matches the functionality of Discovery Manager.

The market for software products and services to support the drug discovery process is new and rapidly changing, and we believe it will become highly competitive. We believe that the principal competitive factors affecting the markets for our software and services include:

  .    breadth of functionality

  .    technological and scientific excellence

  .    timeliness of product introductions

  .    responsiveness to customer requirements

  .    customer relationships

  .    ease of use

We believe we compete favorably with respect to each of these factors due to the ability of a wide variety of researchers to use Discovery Manager, the input of leading genomics researchers in the development of Discovery Manager and the frequent upgrades of our product.

Intellectual Property

We are the exclusive, worldwide licensee of the Genome Topographer technology owned by Cold Spring Harbor Laboratory. Genome Topographer was co-developed by our founder, President and Chief Scientist, Dr. Thomas G. Marr at Cold Spring Harbor Laboratory under work supported, in part, by grants from the Department of Energy and the National Institutes of Health. Genome Topographer is a general-purpose computer system useful for studying complex, genetic diseases and serves as the intellectual property foundation of Discovery Manager. The Genome Topographer technology includes the patented Chang/Marr algorithm, which incorporates, either in hardware or software form, an algorithm for analyzing genetic data. Our license with Cold Spring Harbor Laboratory grants us exclusive, worldwide rights to the Chang/Marr Patent, as well as the exclusive right to commercialize the complete set of Genome Topographer technology. Our Discovery Manager product incorporates this licensed technology.

Failure to maintain the license agreement with Cold Spring Harbor Laboratory could preclude future sales of Discovery Manager or delay or prevent the introduction of new products. Even if we could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays of such a changeover in our base technology would likely cause material harm to our business.

We cannot assure you that the Chang/Marr algorithm patent owned by Cold Spring Harbor Laboratory will not be challenged, invalidated or circumvented or that the rights created thereunder will provide a competitive advantage. In addition, our competitors may apply for and obtain patents covering technologies that are more effective than our technologies. This could render our technologies or products obsolete or uncompetitive or prevent, limit or interfere with our ability to make, use or sell our product either in the United States or in international markets.

Our current product incorporates additional technologies that are the subject of proprietary rights of others. We have obtained licenses for certain of these technologies and may be required to obtain licenses for others. If needed, we may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. We also may not be able to develop alternative approaches if we are unable to obtain necessary licenses. We cannot assure you that our current and future licenses will be adequate for the operation of our business. The failure to obtain necessary licenses or identify and implement alternative approaches could have a material adverse effect on our business, financial condition and results of operations.

We believe the source code for our proprietary software is protected both as a trade secret and copyright work in the United States. However, effective copyright and trade secret protection may not be available in every other country in which our products are distributed.

Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party might be able to copy or otherwise obtain and use our products or technology without authorization. The steps taken by us to protect our proprietary technology might be inadequate to prevent misappropriation of our technology by third parties. In addition, third parties might be able to develop similar technology independently. Either of these events could significantly harm our business, operating results and financial condition.

Employees

As of March 1, 2001, we had 127 full-time employees, including 85 employees primarily engaged in research and development, 25 in sales and marketing and 17 in general and administration. None of our employees is currently represented under collective bargaining agreements and we consider our relations with our employees to be good.

Item 2.  Properties

Our principal executive offices are located at 1745 38th Street, Boulder, Colorado under a lease that provides us 41,000 square feet for our operations. This facility serves as our headquarters and as the base for our research and development and marketing and product support operations. We also lease approximately 900 square feet in Berkhamsted, England, that serves as our United Kingdom sales office. In February 2001, we leased approximately 2,200 square feet in Sacramento, California, that serves as a software engineering and development office. We believe that our current facilities will be adequate to support our operations through 2001. In the event that additional space is needed, we believe that additional or substitute space will be available on commercially reasonable terms.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings. From time to time, we may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

FACTORS THAT MAY AFFECT OUR RESULTS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

We will need to generate significant revenue to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses every quarter since we began operations and we have not generated enough revenue to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $16.2 million at December 31, 1999, and $57.7 million at December 31, 2000.

We expect to invest substantial financial and other resources to develop and introduce new products and services and expand our sales and marketing departments, strategic relationships and operating infrastructure. We expect that our expenses will continue to exceed our revenues resulting in continued operating losses and negative cash flow from operations for the foreseeable future.

We will incur significant charges to earnings as a result of stock option grants. This will hamper our ability to become profitable.

As a result of option grants, we will incur significant non-cash charges to earnings in future periods, which will hamper our ability to become profitable. In 2000 these charges were $14.7 million and are expected to be approximately $8.7 million for 2001, $4.9 million for 2002 and $3.7 million for future periods. Our lack of profitability in any particular period and the amount of any net loss, which will be exacerbated by these charges, could cause the market price for our common stock to drop, perhaps significantly.

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

We have generated revenue from product licenses only since 1998 and currently have only 16 customers. Most of our target customers are large pharmaceutical and biotechnology companies and other research organizations. We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established brands and companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our brand and name will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

Our revenue and profits may decrease if we lose any of our major customers.

Historically, a small number of customers have accounted for a significant portion of our revenue in any particular period. The loss of a major customer could harm our business. For the year ended December 31, 2000, four of our customers, AstraZeneca, GlaxoSmithKline, Oxagen Limited and Pfizer, represent 79% of our total revenue. We anticipate that sales of our products to a small number of customers will continue to account for a significant portion of our total revenue. In addition, some of our license agreements are short-term and may not be renewed by our customers.

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

We are developing new products that may be subject to different pricing strategies from our current products potentially resulting in increased volatility of our future revenues.

We have limited experience developing new products and in determining the appropriate pricing strategy for those products. These future products are anticipated to be sold under perpetual license agreements with recurring annual support and maintenance fees or in combination with time-based license agreements. As a result, this pricing strategy may make our future revenues more volatile than they have been with our existing products that are sold on an annual subscription fee basis. In addition, we may be subject to uncertain sales cycles and we may have difficulty estimating our future revenues.

If we are unable to expand our sales and marketing capabilities, we will be unable to significantly increase our revenue.

We have limited experience in sales and marketing and a small sales and marketing department. If we are unable to increase our sales and marketing personnel and efforts, both in the United States and in Western Europe, or arrange with a third party to perform these services, we will be unable to significantly increase our revenue. We are currently attempting to hire and train additional personnel, but we cannot assure you that our sales force will be sufficiently large or knowledgeable to meaningfully increase our sales and customer base. Even if we are able to hire additional sales personnel in the near future, their effectiveness will be limited until they gain sufficient experience.

We are highly dependent on Dr. Thomas Marr, and the loss of his services could affect our ability to be successful.

We are highly dependent on Dr. Thomas Marr, our founder, President and Chief Scientist. Dr. Marr is important to developing information, tools and services required for implementation of our business plan. Moreover, we believe Dr. Marr's reputation and prominence in the genomics field provides us with a competitive advantage. A significant component of our marketing strategy is to capitalize on the reputation and contacts of Dr. Marr. If we lost Dr. Marr's expertise, we would have difficulty replacing him and our product development efforts and business opportunities could be adversely affected. Although we have an employment agreement with Dr. Marr, he could leave us at anytime. In addition, we do not have "key person" life insurance on Dr. Marr.

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

Several key members of our management team have joined us within the last year, including Mr. Cohn and Mr. Ryan. If we cannot effectively integrate these employees into our business, or if they cannot work together as a management team to implement our business strategy, successfully achieving our revenue goals and profitability will be difficult. If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

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

The proceeds from our initial public offering have been invested in interest-bearing, investment-grade securities that may be subject to market risk.

We have invested our IPO proceeds in interest-bearing, investment-grade securities that may be subject to interest rate fluctuations and credit risk. Our investment portfolio is used to preserve our capital until it is required to fund our business. If interest rate fluctuations and credit risk do occur, then the principal amount of our investments will decline.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Data. Our common stock began trading publicly in the over-the-counter market through the Nasdaq National Market under the symbol "GNOM" on September 29, 2000. Prior to that date, there was no public market for our common stock. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                            High       Low
                                                           ------    ------

For the Fiscal Year Ended December 31, 2000:
 Third Quarter..........................................   $23.38    $18.88
 Fourth Quarter.........................................   $20.50    $ 4.81

The closing sales price of our common stock as reported on the Nasdaq National Market on March 12, 2001 was $4.78 per share. As of that date, there were 104 record holders of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to Genomica, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Common Stock Dividends. We have never declared or paid a cash dividend on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, covenants in our debt instruments, and such other factors as our board of directors deems relevant.

Sales of Unregistered Securities during the Fiscal Year ended December 31, 2000. Since January 1, 2000, we have sold and issued the following unregistered securities:

From January 1, 2000 through September 30, 2000, we granted options to purchase approximately 2.1 million shares of common stock at a weighted-average exercise price of approximately $1.96 per share to employees, consultants and directors under our 2000 Equity Incentive Plan and issued an aggregate of approximately 886,000 shares of our common stock at a weighted-average exercise price of approximately $0.29 per share to employees, consultants and directors as a result of exercises of options granted under the 2000 Equity Incentive Plan. These sales were made in reliance on Rule 701. These stock options generally vest and become exercisable over a four-year term with 25% vesting on the twelve-month anniversary of the grant date and 1/48th vesting on each monthly anniversary thereafter.

On March 13, 2000, we sold 10,022,635 shares of our Series C preferred stock (which converted into 3,340,877 shares of common stock upon the closing of our initial public offering) to certain accredited investors for cash proceeds in the amount of $15,033,952. We relied on the exemption provided by Rule 506 of Regulation D of the Securities Act.

On September 5, 2000, we sold 900,000 shares of our Series D preferred stock (which converted into 300,000 shares of common stock upon the closing of our initial public offering) to Applied Biosystems for cash proceeds in the amount of $3,006,000. This sale was made in reliance on Section 4(2) of the Securities Act.

Use of Proceeds. On October 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-32472) was declared effective by the Securities and Exchange Commission, pursuant to which 6,440,000 shares of our common stock were offered and sold for our account at a price of $19 per share, generating net proceeds of approximately $112.5 million. As of December 31, 2000, we had used $333,000 to repay capital lease obligations. The remaining $112.2 million has been invested in money market funds as well as other interest-bearing, investment-grade securities.

Item 6.  Selected Financial Data

This section presents our selected historical consolidated financial data. The following information is qualified by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

We derived the statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999 from the audited financial statements in this report. Those financial statements were audited by Arthur Andersen LLP, independent public accountants. We derived the statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 from audited financial statements that are not included in this report.



                                                                Year Ended December 31,
                                                  ------------------------------------------------------
                                                    2000      1999             1998     1997      1996
                                                  --------   -------         -------   -------   -------
                                                            (in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
 Software license and
   services.....................................  $  1,615   $   622         $   197   $    --   $    --
 Research grants................................        27       159              --        --        --
                                                  --------   -------         -------   -------   -------
  Total revenue.................................     1,642       781             197        --        --
                                                  --------   -------         -------   -------   -------
Operating Expenses:
 Costs of revenue...............................       384       447             141        --        --
 Research and development.......................    12,047     4,869           2,328     1,682     1,533
 Selling and marketing..........................     7,197     1,722             634       495       383
 General and administrative.....................     8,964     1,723             884       579       183
                                                  --------   -------         -------   -------   -------
    Total operating expenses....................    28,592     8,761           3,987     2,756     2,099
                                                  --------   -------         -------   -------   -------
Operating loss..................................   (26,950)   (7,980)         (3,790)   (2,756)   (2,099)
Interest Income.................................     2,632       419              90        37        28
Interest Expense................................       (45)      (18)            (55)      (19)       (5)
                                                  --------   -------         -------   -------   -------
Net Loss........................................   (24,363)   (7,579)         (3,755)   (2,738)   (2,076)
Deemed Dividend Related
 to Beneficial Conversion
 Feature of Preferred
 Stock..........................................   (17,109)       --              --        --        --
                                                  --------   -------         -------   -------   -------
Net Loss Applicable to
 Common Stockholders............................  $(41,472)  $(7,579)        $(3,755)  $(2,738)  $(2,076)
                                                  ========   =======         =======   =======   =======
Net Loss Per Share,
 basic and diluted..............................  $  (6.49)  $ (7.13)        $ (3.81)  $ (2.80)  $ (2.67)
                                                  ========   =======         =======   =======   =======
Weighted Average
 Common Shares
 Outstanding, basic and
 diluted........................................     6,388     1,062             986       977       779
                                                  ========   =======         =======   =======   =======
Pro Forma Net Loss Per
 Share (Unaudited *):
    Net loss per share, basic and
     diluted....................................  $  (2.56)
                                                  ========
    Weighted average common
     shares outstanding, basic
     and diluted................................    16,223
                                                  ========

                                                                        December 31,
                                                  ------------------------------------------------------
                                                    2000      1999             1998     1997      1996
                                                  --------   -------         -------   -------   -------
                                                                       (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments....................................  $ 98,938   $ 6,343         $ 5,223   $ 3,094   $   355
Working capital.................................    99,303     5,246           4,569     2,515      (264)
Long-term investments...........................    24,993        --              --        --        --
Total assets....................................   129,590     7,554           5,649     3,426       515
Notes payable and capital
 lease obligations, long-term
 portion........................................        --       268              71       184        --
Total stockholders' equity......................   127,086     5,681           4,872     2,623      (143)
-----

* Pro forma loss per share (unaudited) for the year ended December 31, 2000 is computed using the net loss and weighted-average number of common shares outstanding, including the pro forma effects of the assumed conversion of the Company's Series A, B, C and D convertible preferred stock into shares of the Company's common stock as if such conversion occurred on January 1, 2000, or at date of original issuance, if later.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report.

Overview

We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. We believe our first product, Discovery Manager, offers the broadest set of software tools for genomics researchers of any commercially available product. Our current customers include leading genomics-based research organizations such as AstraZeneca, GlaxoSmithKline, Pfizer and the National Cancer Institute. We have a strategic alliance with Applied Biosystems to develop software products to be used with its industry-leading systems for drug discovery. We also have signed a letter of intent with Celera Genomics to enter into a strategic alliance to develop a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's Genome Reference Database.

We have sold our products to customers directly since June 1998. We derive revenue primarily from granting licenses for our Discovery Manager product to pharmaceutical and biotechnology research organizations. Our software license agreements are typically one to three years in length, and include support and maintenance. The price for each agreement depends upon the number of users licensed by our customers, the duration of the agreement and which of our product components and services the customer purchases. The prices which our customers have agreed to pay us for our Discovery Manager range from $15,000 to $400,000 per year. We typically invoice our customers on an annual basis at the commencement of the software license agreement and on each anniversary date thereafter. We record deferred revenue at the time of our invoice and we recognize the associated revenue ratably over the related license period.

We have incurred losses since our inception. As of December 31, 2000, we had an accumulated deficit of $57.7 million. The deficit includes stock-based compensation charges of $16.3 million, including $14.7 million recognized in 2000, and a $17.1 million non-cash deemed dividend for the difference between the deemed fair value of our common stock and the price at which our Series C preferred stock and Series D preferred stock was convertible. The remainder of the accumulated deficit, $24.3 million, resulted from the significant costs incurred in the development of our technology platform and the establishment of relationships with our customers. We intend to invest heavily in research and development, selling and marketing and our computer and administrative infrastructure. In addition, as a result of recent option grants below their deemed fair market value for financial reporting purposes prior to our initial public offering, we will incur approximately $16.9 million in additional charges to earnings in future periods.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31,1999

Total Revenue. Total revenue increased to $1,642,000 in 2000 from $781,000 for the same period of 1999. The revenue growth is primarily due to licensing our software to an increased number of pharmaceutical and biotechnology organizations. We recognized revenue from consulting services of $23,000 in 2000; no such revenue was recognized in 1999. Grant revenue of $27,000 was recognized in 2000 compared to $159,000 in 1999. Grant revenue decreased for the year 2000 due to the completion of the grant in February 2000.

Costs of Revenue. Costs of revenue decreased to $384,000 in 2000 from $447,000 in 1999. The decrease is primarily due to decreased costs of research grants in 2000. Our research grants paid for our direct costs of performing specified research projects and a portion of our other operating expenses. We expect our costs of revenue to increase in absolute dollars but decrease as a percent of revenue as we spread customer service and support and maintenance costs over a larger revenue base. Because we recognize our revenue ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building infrastructure to support our customers.

Research and Development. Research and development expenses increased to $12.0 million in 2000 from $4.9 million in 1999. Nearly $4.4 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees, as discussed below. There was $846,000 of non-cash compensation expense in 1999. The remainder of the increase is primarily due to increased salaries, recruiting, and other personnel costs associated with our engaging additional software developers. We expect research and development expenses will continue to increase because of our plans to hire additional employees to meet our product development plans.

Selling and Marketing. Selling and marketing expenses increased to $7.2 million in 2000 from $1.7 million in 1999. Approximately $4.0 million of the increase is related to non-cash compensation expense from options for common stock issued to employees, as discussed below. There was $85,000 of non-cash compensation expense in 1999. The remaining increase is primarily attributable to additional salaries, consulting, other personnel costs and travel associated with the expansion of our selling and marketing team. We expect selling and marketing expenses will increase significantly as we implement our selling and marketing strategy, including hiring additional employees and increased marketing and advertising.

General and Administrative. General and administrative expenses increased to $9.0 million in 2000 from $1.7 million in 1999. Approximately $6.3 million of the increase is attributable to non-cash compensation expense from options for common stock issued to employees, as discussed below. There was only $738,000 of non-cash compensation expense in 1999. The remaining increases for the period are primarily related to salaries and other personnel costs associated with additions to our management team and administrative staff. We expect general and administrative expenses will continue to increase because of costs associated with operating a public company and an increase in our administrative infrastructure required to support our operations.

Stock-Based Compensation. Deferred compensation is included as a component of stockholder's equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally four or five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted. In connection with the grant of stock options to employees at exercise prices between $0.75 and $10.02 per share, we recorded deferred stock compensation of $25.6 million for the year ended December 31, 2000. In addition, we recorded approximately $200,000 of deferred compensation in connection with the issuance of options for common stock to certain advisors of the company. Amortization of deferred stock compensation totaled $14.7 million for the year ended December 31, 2000. We will recognize additional compensation expenses of $8.7 million in 2001, $4.9 million in 2002, $2.5 million in 2003, $795,000 in 2004, and $45,000 in 2005.

Interest Income. Interest income increased to $2.6 million in 2000 from $419,000 in 1999. The increase is attributable to our higher cash and investment balances in these periods resulting from the proceeds of sales of our preferred stock and our initial public offering. The proceeds from sales of our preferred stock and our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will increase in future periods due to the significantly higher cash and investment balances resulting from the proceeds for our initial public offering.

Interest Expense. Interest expense increased to $45,000 in 2000 compared to $18,000 in 1999. The increase is attributable to higher average outstanding debt related to capital leases for equipment. These capital leases were repaid in the fourth quarter of 2000 with a portion of the proceeds from our initial public offering.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Total Revenue. Total revenue increased to $781,000 in 1999 from $197,000 in 1998. This increase was due primarily to licensing our software to an increased number of pharmaceutical and biotechnology organizations. We also recognized revenue from research grants of $159,000 in 1999; no such revenue was recognized in 1998.

Costs of Revenue. Costs of revenue increased to $447,000 in 1999 from $141,000 in 1998. This increase was due to approximately $90,000 from additional customer service and support costs, $57,000 from software royalty payments for third-party software licenses and $159,000 from costs associated with research grants.

Research and Development. Research and development expenses increased to $4.9 million in 1999 from $2.3 million in 1998. The increase was primarily related to an increase in salaries and other personnel costs in 1999 related to engaging additional software developers. We also incurred non-cash compensation expense of $846,000 in 1999 from options for common stock issued with exercise prices below the deemed market value of the common stock for financial reporting purposes, as discussed below. We expect research and development expenses will continue to increase for the foreseeable future as we expand our product offerings.

Selling and Marketing. Selling and marketing expenses increased to $1.7 million in 1999 from $634,000 in 1998. The increase was due primarily to increases in personnel and travel costs from the expansion of our selling and marketing team. We also increased our product marketing expenses to enhance the visibility of our product. We incurred non-cash compensation expense of $85,000 in 1999 for options for common stock issued to employees, as discussed below.

General and Administrative. General and administrative expenses increased to $1.7 million in 1999 from $884,000 in 1998, an increase of $839,000. The increase was due primarily to additions to our management team. We incurred non-cash compensation expense of $738,000 in 1999 from options for common stock issued to employees, as discussed below.

Stock-Based Compensation. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted. In connection with the grant of stock options to employees, we recorded deferred stock compensation of $7.4 million during the year ended December 31, 1999, of which $1.7 million was expensed in 1999.

Interest Income. Interest income increased to $419,000 in 1999 from $90,000 in 1998, an increase of $329,000. The increase was primarily due to our higher average cash and investment balances during 1999 as a result of a private placement of equity securities in February 1999 and December 1998.

Interest Expense. Interest expense decreased to $18,000 in 1999 from $55,000 in 1998 due primarily to lower average debt outstanding during 1999 following the conversion of a note payable to equity in 1998.

Liquidity and Capital Resources

On October 4, 2000, we closed our initial public offering of 6,440,000 shares of common stock at $19 per share. We received net proceeds of approximately $112.5 million in cash. Prior to this offering, we financed our operations primarily from the net proceeds of approximately $38.1 million generated from the issuance of preferred stock.

During the year ended December 31, 2000, we used cash of approximately $10.6 million to fund our net losses of $24.4 million.

Our investing activities for the year ended December 31, 2000 used cash of $97.9 million, and consisted of $95.1 million in net purchases and maturities of investments and $2.8 million in purchases of property and equipment used in our business. We expect to continue making additional investments in our computer infrastructure and facilities to support our expanding operations.

Our financing activities for the year ended December 31, 2000 generated $130.5 million comprised primarily of $112.5 million in net proceeds from our initial public offering and $18.0 million in net proceeds from sales of preferred stock.

As of December 31, 2000, we had cash, cash equivalents and short-term investments of approximately $98.9 million, up from the $6.3 million at December 31, 1999. Additionally, we held long-term investments in marketable securities of $25.0 million at December 31, 2000; no such investments were held at December 31, 1999. This increase reflects the $130.5 million in net proceeds from our initial public offering and preferred stock financings, offset by cash used to fund our operations for the year ended December 31, 2000.

We expect our cash requirements to continue to increase significantly for the foreseeable future as we expand research and development efforts, implement our sales and marketing strategy, and grow our administrative support activities. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We may also acquire complementary businesses or products, although we have no commitment to do so. We believe that our cash, cash equivalents and short-term investments, including the net proceeds of our initial public offering, are sufficient to fund our working capital requirements for the foreseeable future.

Income Taxes

Income taxes consist of United States and foreign federal, state and local taxes. We expect significant net losses for the foreseeable future that should generate net operating loss carryforwards. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership such as our recent public offering may also limit our ability to utilize our net operating losses. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. If we achieve operating profits and the net operating loss carryforwards have been exhausted, have expired or are limited due to ownership changes or other factors, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 2000. As of December 31, 2000 we had net operating loss carryforwards of approximately $22.8 million for federal and state income tax reporting purposes, which begin to expire in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

The Year 2000

Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems that accepted only two digit entries needed to be upgraded in order to accept dates beginning January 1, 2000. We did not experience any date-related problems with our software. In addition, we have not been made aware of, nor have we experienced, date-related problems with any third-party software. We do not believe that we will incur material costs in the future because of date-related problems.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," or SFAS No. 137. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, we believe that SFAS No. 133 will not significantly affect our financial condition and results of operations.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition," or SAB 101. SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We have implemented the guidance in SAB 101 for all periods presented.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," or FIN No. 44. FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 became effective on July 1, 2000, except for certain transactions, and has been applied on a prospective basis. The implementation of FIN No. 44 did not have a significant impact on our results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates or a change in the credit of any companies represented by such securities may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. For investments held at December 31, 2000 a 1% change in the interest rate would change the value of our investments by approximately $1 million. If we hold a security that was rated on the credit risk of certain companies and any of these company's credit is downgraded, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Set forth below is quantitative, tabular disclosure relating to our current investments:

                                                   Maturity Dates
                                     ------------------------------------------
                                         2001             2002         Total      Fair Value
                                     -----------      -----------   -----------   -----------
      Marketable Debt Securities,
         Principal Values..........  $72,445,000      $24,954,000   $97,399,000   $98,146,344
      Average Interest Rate........         6.44%            6.67%          6.5%

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and related notes thereto required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Our Proxy Statement for our 2001 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under
Part III (Items 10, 11, 12 and 13).

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
         Report of Independent Public Accountants..........................  F-1
         Consolidated Balance Sheets as of December 31, 2000 and 1999......  F-2
         Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999, and 1998................................  F-3
         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999 and 1998...........................  F-4
         Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998.................................  F-6
         Notes to Consolidated Financial Statements........................  F-7

     2.  FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules are not applicable for the year ended December 31, 2000, and have therefore been omitted or the information is presented in the consolidated financial statements or related notes.

     3.  EXHIBITS - See Exhibit Index on page 50.

(b)  Reports on Form 8-K.

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Genomica Corporation:

We have audited the accompanying consolidated balance sheets of Genomica Corporation (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genomica Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Arthur Andersen LLP

Denver, Colorado,
  February 2, 2001.

                              GENOMICA CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                       December 31,   December 31,
                                                           2000           1999
                                                       ------------   ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents..........................  $ 25,784,803   $  3,518,570
  Short-term investments.............................    73,153,650      2,824,763
  Accounts receivable-trade..........................       353,448        360,000
  Interest receivable................................     2,162,810         51,599
  Prepaid expenses and other.........................       352,114         96,438
                                                       ------------   ------------
     Total current assets............................   101,806,825      6,851,370
                                                       ------------   ------------
Long-Term Investments................................    24,992,694             --
Property and Equipment, net..........................     2,723,507        673,479
Other Assets.........................................        66,750         28,786
                                                       ------------   ------------
     Total assets                                      $129,589,776   $  7,553,635
                                                       ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current Liabilities:
  Accounts payable...................................  $    933,903   $    318,206
  Accrued compensation and employee benefits.........       431,357        289,538
  Current portion of capital lease obligations.......            --        130,142
  Deferred revenue...................................       814,626        829,601
  Other accrued expenses.............................       323,751         37,429
                                                       ------------   ------------
     Total current liabilities.......................     2,503,637      1,604,916
                                                       ------------   ------------
Long-Term Debt:
  Capital lease obligations, net of current portion..            --        268,157
                                                       ------------   ------------
     Total liabilities...............................     2,503,637      1,873,073
                                                       ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value,
     5,000,000 and 37,688,178 shares
     authorized, respectively:
       Series A, zero and 12,533,676 shares
        issued and outstanding, respectively.........            --      7,504,266
       Series B, zero and 18,826,959 shares
        issued and outstanding, respectively.........            --     12,369,208
  Common stock, $.001 par value, 50,000,000,
     and 44,000,000 shares authorized,
     22,839,559 and 1,140,073 shares issued and
     22,715,016 and 1,079,309 shares
     outstanding, respectively.......................        22,839          1,140
  Treasury stock, at cost............................       (19,715)          (182)
  Additional paid-in capital.........................   168,136,541         31,228
  Options and warrants...............................    33,307,529      7,764,767
  Deferred compensation..............................   (16,929,010)    (5,772,446)
  Accumulated other comprehensive income.............       256,984             --
  Accumulated deficit................................   (57,689,029)   (16,217,419)
                                                       ------------   ------------
     Total stockholders' equity......................   127,086,139      5,680,562
                                                       ------------   ------------
     Total liabilities and stockholders' equity        $129,589,776   $  7,553,635
                                                       ============   ============




  The accompanying notes are an integral part of these consolidated financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS


                                        For the Years Ended December 31,
                                    ----------------------------------------
                                        2000          1999          1998
                                    ------------   -----------   -----------
Revenue:
  Software licenses and services..  $  1,615,064   $   622,230   $   196,892
  Research grants.................        26,733       159,100            --
                                    ------------   -----------   -----------
     Total revenue................     1,641,797       781,330       196,892
                                    ------------   -----------   -----------

Operating Expenses:
  Costs of revenue................       383,585       447,057       141,490
  Research and development........    12,046,615     4,868,577     2,327,569
  Selling and marketing...........     7,196,761     1,722,141       633,551
  General and administrative......     8,965,352     1,723,364       884,267
                                    ------------   -----------   -----------
     Total operating expenses.....    28,592,313     8,761,139     3,986,877
                                    ------------   -----------   -----------
       Operating loss.............   (26,950,516)   (7,979,809)   (3,789,985)
Interest Income...................     2,632,434       419,279        90,325
Interest Expense..................       (44,715)      (17,941)      (55,214)
                                    ------------   -----------   -----------
Net Loss..........................   (24,362,797)   (7,578,471)   (3,754,874)
Deemed Dividend Related to
  Beneficial Conversion Feature
  of Preferred Stock..............   (17,108,813)           --            --
                                    ------------   -----------   -----------
Net Loss Applicable to Common
  Stockholders....................  $(41,471,610)  $(7,578,471)  $(3,754,874)
                                    ============   ===========   ===========

Net Loss Per Share, basic and
  diluted.........................  $      (6.49)  $     (7.13)  $     (3.81)
                                    ============   ===========   ===========

Weighted Average Common
  Shares Outstanding, basic
  and diluted.....................     6,387,998     1,062,392       986,015
                                    ============   ===========   ===========

Comprehensive Loss:
  Net loss........................  $(24,362,797)  $(7,578,471)  $(3,754,874)
  Other comprehensive income:
     Net unrealized gain on
     investments..................       256,984            --            --
                                    ------------   -----------   -----------
  Comprehensive loss..............  $(24,105,813)  $(7,578,471)  $(3,754,874)
                                    ============   ===========   ===========

Pro Forma Net Loss Per Share
(Unaudited - Note 3):
  Net loss per share, basic
   and diluted....................  $      (2.56)
                                    ============

  Weighted-average common
   shares outstanding,
   basic and diluted..............    16,223,151
                                    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                             GENOMICA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                  Preferred Stock         Common Stock      Treasury Stock    Additional   Options
                             -------------------------  -----------------  -----------------   Paid-In       and
                               Shares        Amount      Shares    Amount   Shares   Amount    Capital     Warrants
                             -----------  ------------  ---------  ------  --------  -------  ----------  ----------

Balances, December 31, 1997   12,533,676  $ 7,504,266     976,532  $  977  (60,764)   $(182)     $ 1,953  $       --

Sale of Series B preferred
 stock for cash of $0.72 per
 share, net of offering
 costs of
 $332,264                      7,347,927    4,958,243          --      --       --       --           --          --
Issuance of warrants to
 purchase Series B
 preferred stock                      --           --          --      --       --       --           --      82,298
Conversion of notes payable
 to Series B preferred
 stock                         1,409,589      940,272          --      --       --       --           --          --
Issuance of common stock
 upon exercise of options             --           --     129,327     129       --       --       23,150          --
Net loss                              --           --          --      --       --       --           --          --
                             -----------  -----------   ---------  ------  -------   ------   ----------  ----------

Balances, December 31, 1998   21,291,192   13,402,781   1,105,859   1,106  (60,764)    (182)      25,103      82,298

Sale of Series B preferred
 stock for cash of $0.72 per
 share, net of offering
 costs of $538,180            10,069,443    6,711,819          --      --       --       --           --          --
Issuance of warrants to
 purchase common stock                --     (241,126)         --      --       --       --           --     241,126
Issuance of common stock
 upon exercise of options             --           --      34,214      34       --       --        6,125          --
Deferred compensation                 --           --          --      --       --       --           --   7,441,343
Amortization of deferred
 compensation                         --           --          --      --       --       --           --          --
Net loss                              --           --          --      --       --       --           --          --
                             -----------  -----------   ---------  ------  -------   ------   ----------  ----------

Balances, December 31, 1999   31,360,635  $19,873,474   1,140,073  $1,140  (60,764)   $(182)     $31,228  $7,764,767


                                                Accumulated
                                                  Other          Accumu-
                                 Deferred     Comprehensive      lated
                               Compensation      Income         Deficit        Total
                               -------------  -------------  -------------  -----------

Balances, December 31, 1997     $        --   $          -- $  (4,884,074)  $ 2,622,940

Sale of Series B preferred
 stock for cash of $0.72 per
 share, net of offering
 costs of
 $332,264                                --              --            --     4,958,243
Issuance of warrants to
 purchase Series B
 preferred stock                         --              --            --        82,298
Conversion of notes payable
 to Series B preferred
 stock                                   --              --            --       940,272
Issuance of common stock
 upon exercise of options                --              --                      23,279
Net loss                                 --              --    (3,754,874)   (3,754,874)
                               ------------   -------------  ------------   -----------

Balances, December 31, 1998              --              --    (8,638,948)    4,872,158

Sale of Series B preferred
 stock for cash of $0.72 per
 share, net of offering
 costs of $538,180                       --              --            --     6,711,819
Issuance of warrants to
 purchase common stock                   --              --            --            --
Issuance of common stock
 upon exercise of options                --              --            --         6,159
Deferred compensation            (7,441,343)             --            --            --
Amortization of deferred
 compensation                     1,668,897              --            --     1,668,897
Net loss                                 --              --    (7,578,471)   (7,578,471)
                               ------------   -------------  ------------   -----------

Balances, December 31, 1999     $(5,772,446)  $          --  $(16,217,419)  $ 5,680,562




  The accompanying notes are an integral part of these consolidated financial statements.

                             GENOMICA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                                  (Continued)
                                  -----------



                                    Preferred Stock           Common Stock         Treasury Stock     Additional      Options
                             ---------------------------  -------------------  --------------------     Paid-In         and
                                Shares        Amount        Shares    Amount    Shares     Amount       Capital       Warrants
                             ------------  -------------  ----------  -------  ---------  ---------  -------------  ------------

Balances, December 31, 1999   31,360,635   $ 19,873,474    1,140,073  $ 1,140   (60,764)  $   (182)  $     31,228   $ 7,764,767

Sale of Series C preferred
 stock for cash of $1.50 per
 share, net of offering
 costs of $25,139             10,022,635     15,008,815           --       --        --         --             --            --
Sale of Series D preferred
 stock for cash of $3.34 per
 share, net of offering
 costs of $6,000                 900,000      3,000,000           --       --        --         --             --            --
Exercise of warrants to
 purchase Series A and B
 preferred stock                 204,637        161,265           --       --        --         --             --       (31,890)
Conversion of Series A, B,
 C, and D preferred stock
 to common stock             (42,487,907)   (38,043,554)  14,162,629   14,162        --         --     38,029,392            --
Issuance of 6,440,000
 shares of common stock
 at $19.00 per share                  --             --    6,440,000    6,440        --         --    122,353,560            --
Costs related to issuance
 of common stock                      --             --           --       --        --         --     (9,883,554)           --
Cash paid out for
 fractional shares due to
 reverse split of common
 stock                                --             --           --       --        --         --           (545)           --
Exercise of warrants to
 purchase common stock                --             --      194,495      195        --         --        240,931      (241,126)
Issuance of common stock
 upon exercise of options             --             --      902,362      902        --         --        256,716            --
Repurchase of unvested,
 restricted  common stock
 for treasury                         --             --           --       --   (63,779)   (19,533)            --            --
Deferred compensation                 --             --           --       --        --         --             --    25,815,778
Amortization of deferred
 compensation                         --             --           --       --        --         --             --            --
Net unrealized gain on
 investments                          --             --           --       --        --         --             --            --
Deemed dividend from
 beneficial conversion
 feature of preferred
 stock                                --             --           --       --        --         --     17,108,813            --
Net loss applicable to
 common stockholders                  --             --           --       --        --         --             --            --
                             -----------   ------------   ----------  -------  --------   --------   ------------   -----------

Balances, December 31, 2000           --   $         --   22,839,559  $22,839  (124,543)  $(19,715)  $168,136,541   $33,307,529
                             ===========   ============   ==========  =======  ========   ========   ============   ===========



                                               Accumulated
                                                  Other         Accumu-
                                  Deferred     Comprehensive     lated
                               Compensation      Income         Deficit         Total
                               -------------  -------------  -------------  -------------

Balances, December 31, 1999    $ (5,772,446)  $          --  $(16,217,419)  $  5,680,562

Sale of Series C preferred
 stock for cash of $1.50 per
 share, net of offering
 costs of $25,139                        --              --            --     15,008,815
Sale of Series D preferred
 stock for cash of $3.34 per
 share, net of offering
 costs of $6,000                         --              --            --      3,000,000
Exercise of warrants to
 purchase Series A and B
 preferred stock                         --              --            --        129,375
Conversion of Series A, B,
 C, and D preferred stock
 to common stock                         --              --            --             --
Issuance of 6,440,000
 shares of common stock
 at $19.00 per share                     --              --            --    122,360,000
Costs related to issuance
 of common stock                         --              --            --     (9,883,554)
Cash paid out for
 fractional shares due to
 reverse split of common
 stock                                   --              --            --           (545)
Exercise of warrants to
 purchase common stock                   --              --            --             --
Issuance of common stock
 upon exercise of options                --              --            --        257,618
Repurchase of unvested,
 restricted  common stock
 for treasury                            --              --            --        (19,533)
Deferred compensation           (25,815,778)             --            --             --
 5,815,778)
Amortization of deferred
 compensation                    14,659,214              --            --     14,659,214
Net unrealized gain on
 investments                             --         256,984            --        256,984
Deemed dividend from
 beneficial conversion
 feature of preferred
 stock                                   --              --            --     17,108,813
Net loss applicable to
 common stockholders                     --              --   (41,471,610)   (41,471,610)
                               ------------   -------------  ------------   ------------

Balances, December 31, 2000    $(16,929,010)  $     256,984  $(57,689,029)  $127,086,139
                               ============   =============  ============   ============



  The accompanying notes are an integral part of these consolidated financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended December 31,
                                                                       -------------------------------------------
                                                                           2000           1999           1998
                                                                       -------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................  $ (24,362,797)  $ (7,578,471)  $(3,754,874)
Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation.....................................................        738,169        253,016       176,926
    Amortization of discount on convertible debt.....................             --             --         7,666
    Amortization of deferred compensation............................     14,659,214      1,668,897            --
    Accretion of discounts (premiums) on investments.................        (92,938)        38,053            --
    Preferred stock issued for accrued interest on convertible debt..             --             --        14,904
    Changes in operating assets and liabilities--
     Accounts receivable.............................................          6,552       (360,000)           --
     Interest receivable.............................................     (2,111,211)       (51,599)           --
     Prepaid expenses and other assets...............................       (255,676)       (43,287)      (13,953)
     Change in other assets..........................................        (37,964)        (4,477)       (4,174)
     Accounts payable................................................        615,697         88,591        83,848
     Accrued compensation and employee benefits......................        141,819        195,945        (8,841)
     Deferred revenue................................................        (14,975)       706,268       123,333
     Other accrued expenses..........................................        286,322        (11,617)     (109,652)
                                                                       -------------   ------------   -----------
      Net cash used in operating activities..........................    (10,427,788)    (5,098,681)   (3,484,817)
                                                                       -------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investments............................................     22,791,499     16,480,000     2,462,412
Purchases of investments.............................................   (117,763,156)   (19,342,816)           --
Purchase of property and equipment...................................     (2,788,793)      (223,480)     (157,095)
Proceeds from sale of equipment......................................            596             --            --
                                                                       -------------   ------------   -----------
    Net cash used in investing activities............................    (97,759,854)    (3,086,296)    2,305,317
                                                                       -------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................    122,360,000             --            --
Proceeds from issuance of preferred stock............................     18,039,954      7,249,999     5,290,507
Proceeds from exercise of warrants for preferred stock...............        129,375             --            --
Proceeds from exercise of common stock options.......................        257,618          6,159        23,279
Proceeds from issuance of convertible debt and warrants..............             --             --     1,000,000
Costs related to issuance of common stock............................     (9,883,556)            --            --
Costs related to issuance of preferred stock.........................        (31,139)      (538,180)     (332,264)
Payments on capital lease obligations................................       (398,299)       (70,313)      (11,239)
Payments on loans....................................................             --       (166,667)     (200,000)
Purchase of common stock for treasury................................        (19,533)            --            --
Payment for fractional shares as a result of common stock
    reverse split....................................................           (545)            --            --
                                                                       -------------   ------------   -----------
     Net cash provided by financing activities.......................    130,453,875      6,480,998     5,770,283
                                                                       -------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................................................     22,266,233     (1,703,979)    4,590,783
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD...........................................................      3,518,570      5,222,549       631,766
                                                                       -------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD..............................................................  $  25,784,803   $  3,518,570   $ 5,222,549
                                                                       =============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash received for interest.........................................  $     521,323   $    367,680   $    90,325
                                                                       =============   ============   ===========
  Cash paid for interest.............................................  $      44,715   $     17,941   $    32,644
                                                                       =============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:
  Capital lease obligations
   incurred to acquire equipment.....................................  $          --   $    353,621   $    97,197
                                                                       =============   ============   ===========
  Warrants issued for offering costs.................................  $          --   $    241,126   $        --
                                                                       =============   ============   ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                             GENOMICA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


1. Organization and Business

Genomica Corporation, a Delaware corporation, and its subsidiary (collectively the "Company") is a provider of software products and services that enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. The Company's portfolio of products, including Discovery Manager, Vertebrate Reference Database, and Linkmapper, offers a broad set of software tools for genomic researchers.

The Company was incorporated in September 1995 and began operations shortly thereafter. Since its inception, the Company has incurred significant losses. Although the Company anticipates that funds or proceeds from product licenses and working capital at December 31, 2000, primarily as a result of its October 2000 initial public offering (Note 2) will be sufficient to fund its operations through at least December 31, 2001, additional financing may be needed after that date by the Company to fund its operations, continue the commercial development of its products and develop its sales and marketing infrastructure. There is no guarantee that such financing will be available when needed upon terms acceptable to the Company. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development, conversion of the Company's product to a new technology platform, inexperience in marketing or selling its product, technological uncertainty, competition and dependence on key personnel.

2. Initial Public Offering

On October 4, 2000, the Company completed an initial public offering ("IPO") of 6,440,000 shares of its common stock at $19.00 per share. The net proceeds, after paying the underwriting discount and estimated expenses associated with the offering were $112.5 million. The Company has invested the net proceeds of this offering in interest-bearing, investment-grade securities. Further, as a result of the IPO, all outstanding shares of preferred stock were converted into shares of common stock in accordance with their terms.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Investments in Marketable Securities

The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal and corporate debt securities with maturities of up to 24 months, as well as money market mutual funds. During 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates to purchase a Certificate of Deposit needed to secure a letter of credit. As a result, the Company's held-to-maturity investments were reclassified to available-for-sale investments as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at December 31, 2000, all investments were carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments. All unrealized gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income. At December 31, 1999, all investments were classified as held-to-maturity and accordingly were carried at amortized cost.

The Company's cash, cash equivalents, short- and long-term investments had a fair value at December 31, 2000, of $123.9 million and a gross unrealized gain of $256,984.

The amortized cost basis, aggregate fair value, and unrealized gains or losses for the Company's cash, cash equivalents, short- and long-term investment portfolio as of December 31, 2000 is presented below:


                                                                  Gross       Gross
                                       Amortized    Aggregate   Unrealized  Unrealized
                                      Cost Basis   Fair Value     Gains       Losses
                                      -----------  -----------  ----------  ----------
December 31, 2000
Cash, cash equivalents, and short-
 term investments:
Euro dollar bonds...................  $31,250,187  $31,305,645    $ 55,458      $   --
Corporate debt securities...........   32,356,716   32,538,987     182,271          --
Money  market funds.................   18,253,580   18,253,580          --          --
Asset-backed securities.............   13,190,896   13,202,270      11,374          --
Certificate of deposit..............      625,000      625,000          --          --
Cash................................    3,012,971    3,012,971          --          --
                                      -----------  -----------    --------  ----------
Total cash, cash equivalents, and
  short-term investments............  $98,689,350  $98,938,453    $249,103      $   --
                                      ===========  ===========    ========  ==========

Long-term investments:
Euro dollar bonds...................  $13,091,539  $13,102,214    $ 10,675      $   --
Corporate debt securities...........   10,899,216   10,894,550          --       4,666
Asset-backed securities.............      994,058      995,930       1,872          --
                                      -----------  -----------    --------  ----------
Total long-term investments.........  $24,984,813  $24,992,694    $ 12,547      $4,666
                                      ===========  ===========    ========  ==========

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in high-grade corporate bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. Accounts receivable are typically unsecured and are concentrated in the pharmaceutical industry. Three customers (Note 9) accounted for the majority of the Company's trade accounts receivable as of December 31, 2000. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Income Taxes

The current provision for income taxes, if any, represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance as it is not more likely than not that some or all of the deferred tax assets will be realized.

Revenue Recognition

The Company generates revenue from the license and related maintenance of its proprietary software products. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. If an acceptance period exists, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company generally bundles its license fees and subsequent maintenance, consisting of software updates, content updates and support. The Company has concluded that there is no basis to allocate the total license and maintenance fees charged in its software arrangements to these various elements of the arrangement as the Company currently does not offer the license fee or maintenance for sale separately. Accordingly, revenue is generally deferred and recognized ratably over the term of the arrangement. Certain software arrangements include other elements, such as services and training. If present, such elements are unbundled based on vendor-specific objective evidence of their fair value and the related revenue is recognized when those elements are delivered.

The Company believes its current revenue recognition policies and practices are consistent with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants, as well as certain Technical Practice Aids issued from time to time. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred and consist of salaries and other direct costs. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2000, for products developed by the Company, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any qualifying software development costs in the accompanying consolidated financial statements. The costs of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

Stock-Based Compensation

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), which allows entities to continue to apply the provision of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual options, generally four or five years, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Awards Plans."

The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation to non-employees.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 became effective on July 1, 2000, except for certain transactions for which the effective date is earlier, and has been applied on a prospective basis. The implementation of FIN No. 44 did not have a significant impact on the Company's consolidated results of operations or its financial position.

Reverse Stock Split

On October 2, 2000, in conjunction with its initial public offering, the Company completed a one-for-three reverse stock split of all outstanding shares of its common stock. All shares of common stock and per share information in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

Net Earnings or Loss Per Share

The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted-average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options and warrants determined utilizing the treasury stock method.

For all periods presented, the effects of the convertible preferred stock and stock options and warrants were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive. The dilutive effect of common stock options and warrants, without regard to the treasury stock method, that are excluded from the calculation of diluted loss per share because their effect is anti-dilutive totaled 1,899,054 in 2000, 1,414,111 in 1999, and 655,027 in 1998. The dilutive effect of convertible preferred stock that are excluded from the calculation of diluted loss per share because their effect is anti-dilutive totaled 13,223,975 in 2000, 10,058,124 in 1999 and 4,297,858 in
1998.

Pro forma net loss per share (unaudited) for the year ended December 31, 2000 is computed using the net loss and weighted-average number of common shares outstanding, including the pro forma effects of the assumed conversion of the Company's Series A, B, C and D convertible Preferred Stock into shares of the Company's common stock as if such conversion occurred on January 1, 2000, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted-average shares used to compute basic and diluted net loss per share of 9,835,153 for the year ended December 31, 2000.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. During the years ended December 31, 1998 and 1999, the Company had no transactions that were required to be reported as adjustments to determine comprehensive income (loss).

During 2000, the Company began accounting for its investments as available-for-sale securities. Such securities are marked to fair market value with adjustments included as a component of other comprehensive income. The excess of the fair market value of the Company's investments over the amortized cost was $256,984 at December 31, 2000, and is reflected as an unrealized gain in the accompanying consolidated statements of operations and comprehensive loss and consolidated statements of stockholders equity.

Reportable Segments

SFAS No. 131, "Disclosure About Segments of and Enterprise and Related Information," establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133--an Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Since inception, the Company has not entered into arrangements that would fall under the scope of SFAS No. 133 and related interpretations and amendments and thus, the Company believes that SFAS No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has implemented the guidance in SAB 101 for all periods presented.

4.   Property and Equipment

Property and equipment consists of the following at December 31:

                                           2000         1999
                                       -----------   ----------

     Computer and office equipment...  $ 2,222,718   $  953,361
     Furniture and fixtures..........      958,463      123,218
     Software........................      437,958       63,894
     Leasehold improvements..........      308,823       47,657
                                       -----------   ----------
                                         3,927,962    1,188,130
     Less--Accumulated depreciation..   (1,204,455)    (514,651)
                                       -----------   ----------
                                       $ 2,723,507   $  673,479
                                       ===========   ==========


Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to five years. Maintenance and repairs are expensed as incurred. Depreciation expense was $738,169, $253,016 and $176,926 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.   Debt

Convertible Notes Payable

In October 1998, the Company issued $1,000,000 of debt securities with an interest rate of 8% to various investors. The notes included warrants to purchase 208,331 shares of Series B Preferred Stock at $0.72 per share. These warrants were valued at $82,298 using the Black-Scholes option pricing model. The Company attributed a portion of the proceeds from the debt offering to the fair value of the warrants and recorded an initial discount to the carrying value of the related debt in the amount of $82,298. The discount was amortized using the effective interest-rate method over the two-year term of the note.

In conjunction with the sale of the Series B Preferred Stock on December 16, 1998, the net amount of the notes of $925,368 and accrued interest of $14,904 were converted into 1,409,589 shares of Series B Preferred Stock.

Loan Agreement

On September 17, 1997, the Company entered into a Bridge Loan and Security Agreement ("Loan Agreement") with a bank. Under the terms of the Loan Agreement, the outstanding advances of $400,000 were converted into a term loan ("Term Loan") on October 9, 1997. The principal and interest on the Term Loan was due in monthly installments through October 9, 1999. Interest accrued at a rate equal to the bank's prime rate plus 1.5% (9.25% at December 31, 1998), and the Loan Agreement was collateralized by assets of the Company. On October 9, 1999, the Term Loan and all interest was paid in full.

6.   Stockholders' Equity

Authorized Shares

At December 31, 2000, the Company is authorized to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On October 4, 2000, the Company decreased the number of authorized shares of common stock and preferred stock from 65,000,000 and 47,938,179 shares, respectively.

Series A, B, C and D Convertible Preferred Stock

                                     Series A                  Series B                   Series C                 Series D
                              ------------------------  ------------------------  ------------------------  -----------------------
                                Shares       Amount       Shares       Amount       Shares       Amount       Shares       Amount
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1997    12,533,676  $ 7,504,266           --  $        --           --  $        --           --  $       --
Sale of Series B preferred
 stock in December 1998 for
 cash of $0.72 per share,
 net of offering costs of
 $332,264....................          --           --    7,347,927    4,958,243           --           --           --          --
Conversion of notes payable
 in December 1998 to Series
 B preferred stock at $0.72
 per share...................          --           --    1,409,589      940,272           --           --           --          --
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1998..  12,533,676    7,504,266    8,757,516    5,898,515           --           --           --          --

Sale of Series B preferred
 stock in February 1999 for
 cash of $0.72 per share,
 net of offering costs of
 $538,180....................          --           --   10,069,443    6,711,819           --           --           --          --
Issuance of warrants to
 purchase common stock.......          --           --           --     (241,126)          --           --           --          --
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1999..  12,533,676    7,504,266   18,826,959   12,369,208           --           --           --          --

Sale of Series C preferred
 stock at $1.50 per share,
 net of stock issuance costs
 of $25,139..................          --           --           --           --   10,022,635   15,008,815           --          --
Sale of Series D preferred
 stock at $3.34 per share....          --           --           --           --           --           --      900,000   3,000,000
Issuance of 204,637 shares
 of preferred stock upon
 exercised of warrants.......     124,502       75,000       80,135       86,265           --           --           --          --
Conversion of 42,487,907
 shares of preferred stock
 to 14,162,628 shares of
 common stock................ (12,658,178)  (7,579,266) (18,907,094) (12,455,473) (10,022,635) (15,008,815)    (900,000) (3,000,000)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 2000..          --  $        --           --  $        --           --  $        --           --  $       --
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========  ==========

The Company is authorized to issue preferred stock in various series with rights and privileges as determined by the Board of Directors. From its inception through September 2000, the Company issued a total of 42.5 million shares of preferred stock. The shares carried preferences in liquidation, generally equal to the original issuance price plus all accrued or other declared but unpaid dividends. Preferred stockholders were entitled to receive dividends only when, as and if declared by the Board of Directors, and at such amounts per share as specified by the Board of Directors. Each holder of shares of preferred stock was entitled to a number of votes on an as-if-converted to common basis. Additionally, all shares of outstanding preferred stock were convertible into shares of common stock on a one-for-one basis, subject to certain adjustments, either at the option of the holder or automatically upon certain events. Upon completion of the Company's initial public offering in October 2000, all outstanding shares of preferred stock were automatically converted into 14,162,628 shares of common stock, after taking into account the impact of the one-for-three reverse stock split.

In connection with the issuance of the Series C preferred stock in March 2000, the Company recognized a $15.0 million beneficial conversion charge for the difference between the price at which the Series C preferred stock was sold and the deemed fair value of the common stock into which it was convertible. In connection with the issuance of the Series D preferred stock in September 2000, the Company recognized a $2.1 million beneficial conversion charge for the difference between the price at which the Series D preferred stock was sold and the deemed fair value of the common stock into which it was convertible. These amounts are reflected as charges against income available to common stockholders in the accompanying statement of operations.

Stock Option Plan

Our 2000 Equity Incentive Plan (the "Plan") was originally adopted as the 1996 Stock Option Plan and our Board of Directors adopted its restatement and amendment in March 2000. In August 2000, the Plan was approved by our stockholders. There is currently an aggregate of 5,000,000 shares of common stock authorized for issuance under the Plan. The Plan will terminate on March 12, 2010 unless sooner terminated by the Board of Directors or committee. The exercise price per share of each option granted will not be less than 110% of the fair market value of the stock in the case of incentive stock options granted to persons owning 10% or more of our voting power, as defined, and otherwise shall not be less than 100% of the fair market value of the stock. Options generally vest over a four or five-year term. The exercise period is not more than five years from the date of grant in the case of incentive stock options granted to persons owning 10% or more of our voting power and otherwise not more than ten years. Awards issued under the Plan prior to its amendment and restatement will be governed by the terms of the Plan and applicable option agreements in effect prior to such amendment and restatement. Prior to the amendment and restatement, the plan provided only for grants of stock options and not for other types of awards.

During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $25.6 million and $7.4 million, respectively, representing the difference between the exercise price and the deemed fair value (for financial reporting purposes) of the Company's common stock on the date these stock options were granted. In addition, in connection with the grant of stock options to certain non-employee advisors in 2000 as discussed below, the Company recorded deferred stock-based compensation of $212,400, representing the estimated fair market value of the options on December 31, 2000. Deferred compensation from the non-employee options is subject to change until such time that the options become vested. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four or five years. Stock compensation expense recognized for the year ended December 31, 2000, and remaining compensation expense to be recognized as, and to the extent that, the options vest is as follows:

                         Deferred Stock Expense
                         Recognized During The                      Unamortized Deferred Stock Expense To Be Recognized
                              Year Ended                                   During the Periods Ending December 31,
                           December 31, 2000                       2001          2002          2003         2004        2005
                       --------------------------              ------------  ------------  ------------  ----------  ----------
Research and
 development                    $       4,367,215
Selling and
 marketing                              3,983,129
General and
 administrative                         6,308,870
                                -----------------
                                       14,659,214              $  8,743,149  $  4,893,068  $  2,452,895  $  795,369  $   44,529
                                =================              ============  ============  ============  ==========  ==========

In the event options for which deferred compensation has been recorded are canceled prior to vesting, no compensation expense will be recognized. The associated deferred compensation will be eliminated as a reduction of Options and Warrants in Stockholders' Equity.

Restricted Stock

In 1998 and 2000, the Company sold at fair value 112,067 shares and 621,048 shares, respectively, of restricted common stock under the Plan. The holders of such shares of restricted common stock, generally executives of the Company, have entered into Restricted Stock Purchase Agreements under which the Company has the right to repurchase unvested common shares at the original issuance price upon termination of these individuals' business relationships with the Company. Restrictions on these common shares lapse over periods ranging from nineteen months to five years, and such lapsing is subject to acceleration under certain conditions. At December 31, 1998, 1999 and 2000, restrictions had lapsed with regard to 39,951, 105,707 and 243,912 of these shares, respectively. In 2000, the Company repurchased 63,779 shares under the Plan.

Pro Forma Disclosures

SFAS No. 123 defines a fair value-based method of accounting for stock-based compensation plans. An entity may continue to measure compensation cost for options granted to employees using the intrinsic value-based method prescribed by APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value-based method of SFAS No. 123 has been applied.

The Company has elected to account for its stock-based employee compensation plans under APB No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing model and the following weighted average assumptions:

                                   2000       1999        1998
                                ---------   ---------   ---------

     Risk-free interest rate..     5.12%       5.61%       5.23%
     Expected lives...........   4 years     5 years     5 years
     Expected volatility......     5%          0.001%      0.001%
     Expected dividend yield..     0%          0%          0%


Through the date of the IPO, the Company used the minimum value method for determining the fair value of options issued to employees. Subsequent to the date of the IPO, the Company used a weighted-average volatility of 60%. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

The total fair value of options granted to employees was computed to be $30,332,057, $7,541,587 and $15,885 for the years ended December 31, 2000, 1999 and 1998, respectively. Pro forma stock-based compensation, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $392,377, $26,068, and $12,192 for the years ended December 31, 2000, 1999, and 1998, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:

                                                        Year Ended December 31,
                                                ----------------------------------------
                                                    2000          1999          1998
                                                ------------   -----------   -----------
     Net loss:
       As reported............................  $(41,471,610)  $(7,578,471)  $(3,754,874)
                                                ============   ===========   ===========
       Pro forma..............................  $(41,863,987)  $(7,604,539)  $(3,767,066)
                                                ============   ===========   ===========

     Net loss per share (basic and diluted):
       As reported............................  $      (6.49)  $     (7.13)  $     (3.81)
                                                ============   ===========   ===========
       Pro forma..............................  $      (6.55)  $     (7.16)  $     (3.82)
                                                ============   ===========   ===========

A summary of all employee options activity under the Plan for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                            Weighted
                                         Number of           Average
                                          Options         Exercise Price
                                         ----------       --------------
     Outstanding at December 31, 1997..     288,577            $0.18
       Granted.........................     283,099            $0.18
       Forfeited.......................     (13,248)           $0.18
       Exercised.......................    (112,400)           $0.18
                                         ----------            -----

     Outstanding at December 31, 1998..     446,028            $0.18
       Granted.........................     697,397            $0.18
       Forfeited.......................    (105,487)           $0.18
       Exercised.......................     (34,214)           $0.18
                                         ----------            -----

     Outstanding at December 31, 1999..   1,003,724            $0.18
       Granted.........................   2,225,917            $2.46
       Forfeited.......................    (270,004)           $2.17
       Exercised.......................    (876,531)           $0.29
                                         ----------            -----

     Outstanding at December 31, 2000..   2,083,106            $2.31
                                         ==========            =====


As of December 31, 2000, 1999 and 1998, 233,338, 261,991 and 106,465 of the
above options were exercisable, respectively, with weighted average exercise prices of $0.61, $0.18 and $0.18, respectively.

The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2000, 1999 and 1998.

The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant and equal to the fair market value at the date of grant:

                                                  Years Ended December 31,
                                               ------------------------------
                                                  2000       1999      1998
                                               ----------  --------  --------

     EXERCISE PRICE:
     Less than deemed fair market value for
       financial reporting purposes-
     Number of options.......................  $2,099,000  $697,397  $     --
                                               ==========  ========  ========
     Weighted average exercise price.........  $     1.95  $   0.18  $     --
                                               ==========  ========  ========
     Weighted average fair value.............  $    14.05  $  10.81  $     --
                                               ==========  ========  ========
     Equal to deemed fair market value for
       financial reporting purposes-
     Number of options.......................  $  126,917  $     --  $283,099
                                               ==========  ========  ========
     Weighted average exercise price.........  $    10.92  $     --  $   0.18
                                               ==========  ========  ========
     Weighted average fair value.............  $     6.61  $     --  $   0.06
                                               ==========  ========  ========

The following table summarizes information about employee stock options outstanding and exercisable under the Plan at December 31, 2000:

                                    Options Outstanding                     Options Exercisable
                      ---------------------------------------------    ----------------------------
                        Number of          Weighted
                         Options           Average         Weighted        Number        Weighted
                      Outstanding at      Remaining         Average      Exercisable     Average
                       December 31,      Contractual       Exercise    at December 31,   Exercise
  Exercise Price          2000          Life in Years       Price           2000          Price
  --------------      --------------   ---------------  -------------  ---------------  -----------
  $0.18                    241,689          8.41            $ 0.18           88,787      $ 0.18
  $0.75                  1,256,666          9.07              0.75          143,222        0.75
  $4.50-$6.50              399,667          9.64              4.56               --          --
  $7.50-$9.50               43,500          9.92              8.44               --          --
  $10.02-$13.50            122,167          9.77             11.17               --          --
  $14.00-$19.44             19,417          9.78             14.70            1,329       15.00
                      ------------     ---------          --------    -------------    --------
                         2,083,106          9.17              2.31          233,338        0.61
                      ============     =========          ========    =============    ========

Options Issued to Non-Employees

SFAS No. 123 and related interpretations require that all transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments be accounted for based on the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. No expense has been recognized related to options granted in 1998 as their fair value was determined to be nominal. No options were issued to non-employees in 1999. During 2000 the Company granted options for 60,000 shares of common stock to non-employees. Such options vest over a period of three years. The Company has computed the fair value of all options granted to non-employees during 1998 and 2000 using the Black-Scholes option pricing model using the following weighted-average assumptions:


                                    2000        1998
                                 ----------  ----------

     Risk-free interest rate..      5.12%       5.23%
     Expected lives...........    10 years    10 years
     Expected volatility......      5.0%        0.001%
     Expected dividend yield..      0.0%        0.0%


The Company has accounted for the options issued in 2000 in accordance with ETIF 96-18, whereby the fair value of the options is recorded at the date of issuance, and the fair value of all unvested options is subsequently re-measured at each vesting and/or reporting date. As a result, subsequent changes in the fair market value of the underlying common stock could have a significant impact on future compensation expense. However, the number of options subject to change will diminish over time as the options vest. The fair value of the options at December 31, 2000 was estimated to be $212,400. The Company recognized $24,000 of compensation expense during the year ended December 31, 2000 on these options.

A summary of all non-employee option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                            Weighted
                                         Number of           Average
                                           Shares         Exercise Price
                                         ----------       --------------
     Outstanding at December 31, 1997..      73,333            $0.18
       Granted.........................      32,000            $0.18
       Forfeited.......................     (18,406)           $0.18
       Exercised.......................     (16,927)           $0.18
                                         ----------            -----

     Outstanding at December 31, 1998..      70,000            $0.18
       Granted.........................          --            $0.00
       Exercised.......................          --            $0.00
                                         ----------            -----

     Outstanding at December 31, 1999..      70,000            $0.18
       Granted.........................      60,000            $8.11
       Exercised.......................     (25,833)           $0.18
                                         ----------            -----

     Outstanding at December 31, 2000..     104,167            $4.75
                                         ==========            =====

The following table summarizes information about non-employee stock options outstanding and exercisable under the Plan at December 31, 2000:

                                       Options Outstanding                      Options Exercisable
                        ------------------------------------------------     --------------------------
                          Number of             Weighted
                           Options               Average        Weighted        Number         Weighted
                        Outstanding at          Remaining       Average       Exercisable      Average
                          December 31,         Contractual      Exercise     at December 31,   Exercise
  Exercise Price             2000             Life in Years      Price           2000            Price
------------------      --------------       ---------------   -----------   ---------------  ------------
  $0.18                       44,167               5.46           $0.18           44,167         $0.18
  $8.11                       60,000               9.92            8.11               --            --
                        ------------         ---------------   -----------   -----------      ------------
                             104,167               8.03            4.75           44,167         $0.18
                        ============         ===============   ===========   ===========      ============

Stock Warrants

In November 1996, the Company entered into a warrant agreement with a related party to purchase 124,502 shares of the Company's Series A preferred stock for an exercise price of $0.6024 per share. The term of the warrant was through the earlier of the closing of an initial public offering of the Company's common stock or November 30, 2001. No value was attributed to this warrant as its value was determined to be nominal. On October 4, 2000, the warrant was exercised for $75,000 in cash and the Company issued 124,502 shares of Series A preferred stock that subsequently converted to 41,500 shares of common stock.

On October 9, 1997, under the terms of a warrant agreement, the Company issued a warrant to a bank to purchase 30,000 shares of the Company's Series A preferred stock for an exercise price of $0.6024 per share. The warrant expires on September 9, 2004. No value was assigned because the value was determined to be nominal.

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

     Exercise price................................................    $0.72
     Fair market value of Series B preferred stock on grant date...    $0.72
     Option life...................................................  5 years
     Volatility rate...............................................      60%
     Risk free rate of return......................................    4.18%
     Dividend rate.................................................       0%

The fair value of these warrants was included as a discount to the related debt.

On October 4, 2000, one warrant was exercised for $54,375 in cash and one warrant was exercised on a net issue basis. The Company issued 80,135 shares of Series B preferred stock from these exercises that subsequently converted into 26,711 shares of common stock.

In December 1998, the Company entered into a warrant agreement with the Series B placement agent to purchase 18,055 shares of the Company's common stock for an exercise price of $2.16 per share. The warrants expired on the earlier of the closing of an initial public offering of the Company's common stock or December 16, 2003. No deduction from the Series B proceeds was recorded related to these warrants as their value was determined to be nominal. On October 4, 2000, the warrant was exercised on a net issue basis and the Company issued 16,002 shares of common stock.

In February 1999, the Company entered into a warrant agreement with the Series B placement agent to purchase 201,388 shares of the Company's common stock for an exercise price of $2.16 per share. The warrants expired on the earlier of the closing of an initial public offering of the Company's common stock or February 11, 2004. The Company determined the fair value of the warrants to be $241,126 using the Black-Scholes option pricing model using the following assumptions:

     Exercise price.................................................   $2.16
     Fair market value of Series B preferred stock on grant date....   $0.72
     Option life.................................................... 5 years
     Volatility rate................................................     60%
     Risk free rate of return.......................................   4.66%
     Dividend rate..................................................      0%

The fair value of these warrants was included as additional issuance costs of the Series B preferred stock.

On October 4, 2000, the warrant was exercised on a net issue basis and the Company issued 178,493 shares of common stock.

7.   Income Taxes

The provision for income taxes includes the following:


                                       2000         1999          1998
                                   -----------   -----------   -----------
     Current --
      Federal....................  $        --   $        --   $        --
      State......................           --            --            --
                                   -----------   -----------   -----------
       Total current provision...           --            --            --
                                   -----------   -----------   -----------

     Deferred -
      Federal....................   (3,365,000)   (2,025,000)   (1,313,000)
      State......................     (326,000)     (197,000)     (127,000)
      Valuation allowance........    3,691,000     2,222,000     1,440,000
                                   -----------   -----------   -----------
       Total deferred provision
        (benefit)................           --            --            --
                                   -----------   -----------   -----------
       Total provision...........  $        --   $        --   $        --
                                   ===========   ===========   ===========

The statutory federal income tax rate was 34% for the years ended December 31, 2000, 1999 and 1998.

Differences between the income tax expense reported in the statements of operations and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:


                                                                                            2000         1999          1998
                                                                                        -----------   -----------   -----------
   Benefit at statutory rate..........................................................  $(8,283,000)  $(2,577,000)  $(1,276,000)
   Increase (decrease) due to -
     State income taxes...............................................................     (804,000)     (250,000)     (124,000)
     Nondeductible stock-based compensation...........................................    5,321,000       623,000            --
     Other............................................................................       75,000       (18,000)      (40,000)
     Valuation allowance..............................................................    3,691,000     2,222,000     1,440,000
                                                                                        -----------   -----------   -----------
   Income tax provision...............................................................  $        --   $        --   $        --
                                                                                        ===========   ===========   ===========


Components of net deferred tax assets (liabilities) as of December 31, 2000 and 1999 are as follows:


                                                                                              2000         1999
                                                                                          -----------   -----------
   Current -
    Accounts receivable.................................................................  $  (147,000)  $  (134,000)
    Interest receivable.................................................................     (807,000)      (19,000)
    Other current assets................................................................     (117,000)      (26,000)
    Accounts payable and accrued liabilities............................................      658,000       241,000
    Deferred revenue....................................................................      330,000       309,000
   Non-current -
    Depreciation........................................................................       19,000        30,000
    Capitalized research and development costs
     for tax purposes...................................................................      678,000       797,000
    Net operating losses................................................................    8,492,000     4,217,000
    Tax credits.........................................................................      130,000       130,000
                                                                                          -----------   -----------
   Total net deferred tax assets........................................................    9,236,000     5,545,000
   Valuation allowance..................................................................   (9,236,000)   (5,545,000)
                                                                                          -----------   -----------
    Net deferred tax assets.............................................................  $        --   $        --
                                                                                          ===========   ===========

For income tax reporting purposes, the Company has approximately $22.8 million of net operating loss carryforwards that expire at various dates through 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership interests, such as due to the Company's IPO in 2000. The Company also has available income tax credits of approximately $130,000, expiring at various dates through 2019. Realization of net operating loss and tax credit carryforwards is dependent on generating sufficient taxable income prior to their expiration dates.

During 2000, 1999 and 1998, the Company increased its valuation allowance by $3,691,000, $2,222,000, and $1,440,000, respectively, due mainly to uncertainty relating to the realizability of the Company's net operating loss carryforwards and income tax credits. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

8.   Commitments and Contingencies

Operating Leases

The Company leases administrative offices, research facilities and certain equipment under non-cancelable operating lease agreements. Rent expense under these leases was $517,532, $247,368 and $227,982 for the years ended December 31, 2000, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments for the years ending December 31:

     2001........  $  661,775
     2002........     681,083
     2003........     700,977
     2004........     717,625
     2005........     417,459
     Thereafter..          --
                   ----------
                   $3,178,919
                   ==========

Cold Springs Harbor License Agreement

The Company is the exclusive licensee of a technology owned by Cold Springs Harbor Laboratory with regard to a specific patent. This license gives the Company the exclusive right to commercialize the related technology. This technology is incorporated into the Company's Discovery Manager product. Accordingly, the Company's business could be materially harmed if the Company loses or is unable to maintain this license agreement. Cold Springs Harbor Laboratory is a related party through its ownership of shares of the Company's common stock.

Licensing Agreement

In April 1996, the Company entered into a licensing and remarketing agreement with a third-party software company ("Licensor"). The Company is fully licensed to use the Licensor's software and documentation. The Company can sublicense the use of the Licensor's software to its worldwide customers. Under the terms of the two-year sublicense agreement, the Company is required to pay royalties to the Licensor based on product sales. During the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $28,542, $57,130, and $1,800, respectively, under the licensing agreement.

Litigation

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

9.   Major Customers

The Company's revenue from customers in excess of 10% of net revenue for each of the years ended December 31, 2000, 1999 and 1998 are as follows:


                    Year Ended December 31,
                    -----------------------
                    2000     1999      1998
                    ----     ----     -----
     Customer A...  21.0%    41.0%     55.0%
     Customer B...  15.3%    26.0%     45.0%
     Customer C...  32.0%     0.0%      0.0%
     Customer D...  10.8%     0.0%      0.0%
                    ----     ----     -----
                    79.1%    67.0%    100.0%
                    ====     ====     =====

The Company's net accounts receivable-trade as of December 31, 2000 and 1999 are concentrated with certain major customers as follows:

                   2000    1999
                   ----   -----
     Customer B..  37.7%   11.0%
     Customer C..  22.6%   89.0%
     Customer E..  14.1%    0.0%
                   ----   -----
                   74.4%  100.0%
                   ====   =====

10.  Geographic Information

The majority of the Company's operations and assets are based in the United States. The Company sells its products to both domestic and foreign customers. The Company's revenue by geographic area for the years ended December 31, 2000, 1999 and 1998 is as follows:

                          2000      1999      1998
                      ----------  --------  --------
     United States..  $  784,639  $530,310  $ 88,887
     Europe.........     857,158   251,020   108,005
                      ----------  --------  --------
                      $1,641,797  $781,330  $196,892
                      ==========  ========  ========

11.  Employee Benefit Plan

401(k) and Profit Sharing Plan

Effective January 1, 1998, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code ("IRC"). Under the plan, eligible employees may contribute up to 15% of their compensation, subject to limitations under the IRC. The Company may make discretionary matching contributions to the plan upon Board approval. No contributions to the plan have been made by the Company to date.

12.  Quarterly Results of Operations (Unaudited)

In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.


                                              2000 Quarter Ended                     1999 Quarter Ended
                                   --------------------------------------   ------------------------------------
                                    Dec 31   Sept 30   June 30    Mar 31     Dec 31   Sept 30   June 30  Mar 31
                                   -------   -------   -------   --------   -------   -------   -------  -------
Revenue:
 Software licenses and services..  $   466   $   409   $   396   $    344   $   239   $   198   $    95  $    90
 Research grants.................       --        --        --         27        96        35        28       --
                                   -------   -------   -------   --------   -------   -------   -------  -------
Total revenue....................      466       409       396        371       335       233       123       90

Operating expenses:
 Cost of revenue.................      102        86        93        103       185       108        92       62
 Research & development..........    3,118     2,891     3,244      2,793     2,002     1,104       947      816
 Selling & marketing.............    2,099     2,068     1,662      1,368       620       442       318      342
 General & administrative........    1,926     1,803     2,742      2,494     1,132       299       168      124
                                   -------   -------   -------   --------   -------   -------   -------  -------
Total operating expenses.........    7,245     6,848     7,741      6,758     3,939     1,953     1,525    1,344

Operating loss...................   (6,779)   (6,439)   (7,345)    (6,387)   (3,604)   (1,720)   (1,402)  (1,254)
 Interest income.................    2,016       241       261        114       125       110       117       67
 Interest expense................       (4)      (12)      (12)       (17)       (4)       (4)       (3)      (6)
                                   -------   -------   -------   --------   -------   -------   -------  -------
Net income (loss)................   (4,767)   (6,210)   (7,096)    (6,290)   (3,483)   (1,614)   (1,288)  (1,193)

Deemed dividend related to
 beneficial conversion
 feature of preferred
 stock...........................       --    (2,100)       --    (15,009)       --        --        --       --
                                   -------   -------   -------   --------   -------   -------   -------  -------
Net loss applicable to
 common stockholders.............  $(4,767)  $(8,310)  $(7,096)  $(21,299)  $(3,483)  $(1,614)  $(1,288) $(1,193)
                                   =======   =======   =======   ========   =======   =======   =======  =======
Net loss per share, basic and
 diluted.........................  $ (0.22)  $ (5.68)  $ (5.64)  $ (17.64)  $ (3.19)  $ (1.51)  $ (1.23) $ (1.15)
                                   =======   =======   =======   ========   =======   =======   =======  =======

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENOMICA CORPORATION

                                         By:   /s/   TERESA W. AYERS
                                               ---------------------
                                               Teresa W. Ayers
                                               Chief Executive Officer


Date:  March 21, 2001
                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Teresa W. Ayers and Daniel R. Hudspeth, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        Signature                        Title                                          Date
                        ---------                        -----                                          ----
 /s/   JAMES L. RATHMANN                   Chairman of the Board of Directors                       March 21, 2001
------------------------------
 James L. Rathmann

 /s/   TERESA W. AYERS                     Chief Executive Officer and Director  (Principal         March 21, 2001
------------------------------             Executive Officer)
 Teresa W. Ayers

 /s/   THOMAS G. MARR                      President, Chief Scientist and Director                  March 21, 2001
------------------------------
 Thomas G. Marr

 /s/   DANIEL R. HUDSPETH                  Vice President of Finance, Chief Financial Officer,      March 21, 2001
------------------------------             Secretary and Treasurer (Principal Financial and
 Daniel R. Hudspeth                        Accounting Officer)

 /s/   MARVIN H. CARUTHERS                 Director                                                 March 21, 2001
------------------------------
 Marvin H. Caruthers

 /s/   RALPH E. CHRISTOFFERSEN             Director                                                 March 21, 2001
------------------------------
 Ralph E. Christoffersen

 /s/   ARNOLD J. LEVINE                    Director                                                 March 21, 2001
------------------------------
 Arnold J. Levine

 /s/   ROBERT T. NELSEN                    Director                                                 March 21, 2001
------------------------------
 Robert T. Nelsen

 /s/   WILLIAM E. RICH                     Director                                                 March 21, 2001
------------------------------
 William E. Rich

                               INDEX TO EXHIBITS


-------------------------------------------------------------------------------------------------------------
Exhibit Number                                                             Description
--------------                                                             -----------
-------------------------------------------------------------------------------------------------------------
3.1+                                                Restated Certificate of Incorporation of the Registrant.
-------------------------------------------------------------------------------------------------------------
3.2+                                                Amended and Restated Bylaws of the Registrant
-------------------------------------------------------------------------------------------------------------
4.1+                                                Reference is made to Exhibits 3.1 and 3.2.
-------------------------------------------------------------------------------------------------------------
4.2+                                                Specimen Stock Certificate.
-------------------------------------------------------------------------------------------------------------
10.1+                                               Note and Warrant Purchase Agreement, dated October 9,
                                                    1998
-------------------------------------------------------------------------------------------------------------
10.2+                                               Second Amended and Restated Investors' Rights Agreement
                                                    by and among the Company and certain stockholders of the
                                                    Company dated September 5, 2000.
-------------------------------------------------------------------------------------------------------------
10.3+                                               Warrant Agreement to purchase shares of Series A
                                                    Preferred Stock with Silicon Valley Bank, dated
                                                    September 10, 1997.
-------------------------------------------------------------------------------------------------------------
10.4+                                               Form of Warrant Agreement to purchase Series B Preferred
                                                    Stock.
-------------------------------------------------------------------------------------------------------------
10.5+                                               Form of Indemnity Agreement entered into between the
                                                    Company and its directors and executive officers.
-------------------------------------------------------------------------------------------------------------
10.6+                                               License Agreement by and between Cold Spring Harbor
                                                    Laboratory and Genomica Corporation, dated January 6,
                                                    1996.
-------------------------------------------------------------------------------------------------------------
10.7+                                               Gemstone Systems, Inc.  Domestic Software License
                                                    Agreement, dated March 28, 1996.
-------------------------------------------------------------------------------------------------------------
10.8+#                                              Amended and Restated 1996 Stock Option Plan.
-------------------------------------------------------------------------------------------------------------
10.9+#                                              2000 Equity Incentive Plan.
-------------------------------------------------------------------------------------------------------------
10.10+#                                             Form of Grant Notice and Stock Option Agreement under
                                                    the Amended and Restated 1996 Stock Option Plan.
-------------------------------------------------------------------------------------------------------------
10.11+#                                             Form of Grant Notice and Stock Option Agreement under
                                                    the 2000 Equity Incentive Plan.
-------------------------------------------------------------------------------------------------------------
10.12+                                              Lease by and between Boulder 38th LLC and Genomica
                                                    Corporation, dated December 30, 1999.
-------------------------------------------------------------------------------------------------------------
10.13+#                                             Employment Agreement between Genomica Corporation and
                                                    Teresa W. Ayers, dated March 15, 2000.
-------------------------------------------------------------------------------------------------------------
10.14+#                                             Employment Agreement between Genomica Corporation and
                                                    Thomas G. Marr, dated March 15, 2000.
-------------------------------------------------------------------------------------------------------------
10.15+*                                             Product Development and Reseller Agreement between
                                                    Genomica Corporation and PE Biosystems, dated April 7,
                                                    2000.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
10.16+*                                             Object Model Technology License Agreement between the
                                                    Company and Applied Biosystems, dated September 5, 2000.
-------------------------------------------------------------------------------------------------------------
21.1+                                               Subsidiary of the Company.
-------------------------------------------------------------------------------------------------------------
23.1                                                Consent of Arthur Andersen LLP.
-------------------------------------------------------------------------------------------------------------
24.1                                                Power of Attorney. Reference is made to page 50.
-------------------------------------------------------------------------------------------------------------

_________________
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-32472) filed in connection with the Company's initial public offering.
* Confidential treatment granted as to portions of this exhibit. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.
#  Indicates management contract or compensatory plan or arrangement.