Form 10-K405/A
period 2000-12-31
GENOMICA CORP /DE/
filed 2001-04-27
CIK 1108915

________________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               ________________

                                  FORM 10-K/A


     AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of the registrant's voting common stock held as of March 12, 2001 by non-affiliates of the registrant was approximately $48.0 million.

As of March 12, 2001, registrant had 22,730,234 shares of its $0.001 par value common stock outstanding.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART III

Item 10.  Directors and Executive Officers of the Registrant...............   1

Item 11.  Executive Compensation...........................................   4

Item 12.  Security Ownership of Certain Beneficial Owners and Management...   7

Item 13.  Certain Relationships and Related Transactions...................   9

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is biographical information regarding the directors and executive officers of the Company.

Name                                      Age       Position
----                                      ---       --------
Teresa W. Ayers(1)................         47       Chief Executive Officer and Director
Thomas G. Marr, Ph.D.(1)..........         48       President, Chief Scientist and Director
Kenneth S. Rubin..................         36       Executive Vice President of Commercial Development
Daniel R. Hudspeth................         38       Chief Financial Officer, Vice President of Finance, Treasurer
                                                    and Secretary
Michael W. Cohn...................         38       Vice President of Engineering
Sean M. Ryan......................         38       Vice President of Sales
James L. Rathmann(1)(2)...........         49       Chairman of the Board of Directors
Marvin H. Caruthers, Ph.D.(2)(3)..         61       Director
Ralph E. Christoffersen, Ph.D.(3).         63       Director
Arnold J. Levine, Ph.D............         61       Director
Robert T. Nelsen(2)(3)............         37       Director
William E. Rich, Ph.D.............         56       Director

_______________
(1)  Member of Membership Committee.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.

   Teresa W. Ayers has served as our Chief Executive Officer and as a member of our board of directors since 1999. From 1997 to 1999, Ms. Ayers served as the President, Chief Executive Officer and director of BioStar, Inc., a point-of-care diagnostics company. From 1995 until 1997, Ms. Ayers served as BioStar's President and Chief Operating Officer and, from 1992 until 1995, as BioStar's Vice President of Finance. Ms. Ayers received a B.B.A. from the University of Georgia.

   Thomas G. Marr, Ph.D. has served as our President and Chief Scientist and a member of our board of directors since our inception. From 1997 to 1998, Dr. Marr served as our Chief Executive Officer. From 1989 to 1997, Dr. Marr held various positions at Cold Spring Harbor Laboratory. From 1989 to 1994, Dr. Marr was a Senior Staff Investigator. From 1994 to 1997, Dr. Marr was a Senior Scientist, head of the Structural Biology and Computational Section at the Cold Spring Harbor Laboratory/National Cancer Institute-Cancer Center and head of the Computational Molecular Biology and Genetics Department. Prior to 1989, Dr. Marr was a Staff Scientist at Los Alamos National Laboratory. Dr. Marr has been involved in the development of bioinformatics technology used in the Human Genome Project since 1985, and has served on many peer review, policy and standards committees related to the project. Dr. Marr received a Ph.D. in Biology from New Mexico State University.

   Kenneth S. Rubin has served as our Executive Vice President of Commercial Development since January 2000. In addition, Mr. Rubin has served as a consultant to us since 1997. From 1997 until 2000, Mr. Rubin served as the Chief Operating Officer of Secant Technologies, Inc., a software products company. From 1995 until 1997, Mr. Rubin served as the Director of Business Development for IBM Corporation's North America Object Technology Practice. Mr. Rubin received an M.S. in Computer Science from Stanford University.

   Daniel R. Hudspeth has served as our Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since April 1999. From 1997 to 1999, Mr. Hudspeth served as the Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of Communications Systems International, Inc., a publicly-traded telecommunications company. From 1995 to 1997, Mr. Hudspeth served as the Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of Wireless Telecom, Inc., a software developer and distributor of wireless data telecommunications products. During 1995, Mr. Hudspeth served as Vice President and Corporate Controller of CWE, Inc., a publicly-traded computer retail company. Mr. Hudspeth has a BS/BA in Accounting from Colorado State University. Mr. Hudspeth is a certified public accountant.

   Michael W. Cohn has served as our Vice President of Engineering since September 2000. From 1998 to 2000, Mr. Cohn served as a Vice President of Product Development for McKessonHBOC, a publicly-traded software development and drug distribution company. From 1994 to 1998, Mr. Cohn served in a variety of positions, including Vice President of Software Development for Access Health, a publicly-traded healthcare software and services company that was acquired by McKessonHBOC. From 1990 to 1994, Mr. Cohn served as the Vice President of Engineering for Telephone Response Technologies, a software products company. Mr. Cohn received an M.S. in Computer Science from the University of Idaho and an M.A. in Economics from Claremont Graduate School.

   Sean M. Ryan has served as our Vice President of Sales since August 2000. From 1986 to 2000, Mr. Ryan served in a variety of management and executive-level positions at Idexx Laboratories, a diagnostic products company. Most recently Mr. Ryan served as the Vice President-Worldwide Sales for Companion Animal Group. Mr. Ryan received a B.S. in Biology from St. Lawrence University.

   James L. Rathmann has served as the Chairman of our board of directors since our inception and served as our Chief Executive Officer from inception to 1997. Mr. Rathmann founded Falcon Technology Partners, L.P. in 1993, and is the president of Falcon Technology Management Corporation and the general partner of Falcon Technology Partners, L.P. Mr. Rathmann is also a director of Ciphergen Biosystems, Inc. Mr. Rathmann received an M.S. in Computer Science from the University of Wisconsin.

   Marvin H. Caruthers, Ph.D. has served as a member of our board of directors since 1997. From 1992 to 1995, Dr. Caruthers was the chairman of the Department of Chemistry and Biochemistry at the University of Colorado. He has been a professor at the University of Colorado since 1979. Dr. Caruthers is also a director of Array BioPharma Inc. and OXiGENE, Inc. Dr. Caruthers received a Ph.D. from Northwestern University.

   Ralph E. Christoffersen, Ph.D. has served as a member of our board of directors since 1997. Dr. Christoffersen has served as Chief Executive Officer and a director of Ribozyme Pharmaceuticals, Inc. since 1992. From 1989 to 1992, Dr. Christoffersen was Senior Vice President and Director of U.S. Research at SmithKline Beecham Pharmaceuticals, a pharmaceutical company. From 1983 to 1989, he held senior management positions in research at The Upjohn Company, a pharmaceutical company. Prior to joining The Upjohn Company, Dr. Christoffersen served as a Professor of Chemistry and Vice Chancellor for Academic Affairs at the University of Kansas and as President of Colorado State University. He received his Ph.D. in Physical Chemistry from Indiana University.

   Arnold J. Levine, Ph.D. has served as a member of our board of directors since 1997. Dr. Levine is a cancer biologist and is President of Rockefeller University. Previously, Dr. Levine was the Harry C. Wiess Professor of the Life Sciences at Princeton University, where he founded Princeton's molecular biology department during a 12-year tenure that saw the department grow to include two research laboratories and 35 faculty members. Prior to his work at Princeton, Dr. Levine was chairman at SUNY/Stony Brook School of Medicine. Dr. Levine is also a director of Applera Corporation, Baxter International Inc. and ImClone Systems Incorporated.

   Robert T. Nelsen has served as a member of our board of directors since 1997. Since 1994, Mr. Nelsen has served as a senior principal of various venture capital funds associated with ARCH Venture Partners, including ARCH Venture Fund II, L.P., ARCH Venture Fund III, L.P. and ARCH Venture Fund IV, L.P. From 1987 to 1994, Mr. Nelsen was Senior Manager at ARCH Development Corporation, a company affiliated with the University of Chicago, where he was responsible for new company formation. Mr. Nelsen is also a director of Adolor Corporation, Caliper Technologies Corp. and Illumina, Inc. He holds an M.B.A. from the University of Chicago.

   William E. Rich, Ph.D. has served as a member of our board of directors since November 2000. Dr. Rich has served as President and Chief Executive Officer and a director of Ciphergen Biosystems, Inc., a biological research systems company, since 1994. From 1991 to 1994, Dr. Rich was Vice President of Sepracor, Inc., a specialty pharmaceutical company, and President of BioSepra, which was spun off by Sepracor. Prior to joining Sepracor, Dr. Rich was Senior Vice President of Dionex Corporation, a manufacturer of laboratory and process analytical systems, from 1975 to 1990, with responsibility for both the marketing and sales and research and development departments at various times during his tenure there. Dr. Rich received a B.S. in Chemistry from Carson Newman College and a Ph.D. in Chemistry from the University of North Carolina, Chapel Hill, and conducted post-doctoral research in biochemistry at Duke University.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that an initial report of ownership was filed late by Dr. Rich, and one report, covering his December 2000 stock option grant, was filed late by Michael W. Cohn.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     During the last fiscal year, non-employee directors of the Company did not receive compensation for their services as directors, except for Dr. Christoffersen, who received $1,000 for each board meeting attended. Effective as of January 1, 2001, each non-employee director receives an annual retainer of $1,000 for serving as a committee chairman and a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members). In the fiscal year ended December 31, 2000, the total compensation paid to non-employee directors was $6,000. Non-employee directors are also eligible for reimbursement of all out-of-pocket expenses incurred on behalf of the Company.

     Upon initial election to the Board, each non-employee director of the Company receives a stock option to purchase 15,000 shares of the Common Stock of the Company under the 2000 Equity Incentive Plan (the "2000 Plan"). Options granted to non-employee directors under the 2000 Equity Incentive Plan are intended by the Company not to qualify as incentive stock options under the Code. The options granted to non-employee directors have the same terms as options granted to all other participants of the 2000 Plan, except that the shares vest equally on a monthly basis over three years.

Compensation of Executive Officers

                            Summary of Compensation

     The following table shows for the fiscal years ended December 31, 1999 and 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2000 (the "Named Executive Officers").

                                                                                            Long-Term
                                                                  Annual Compensation     Compensation
                                                               ------------------------  --------------
                                                                                           Securities
                                                      Fiscal                               Underlying       All Other
          Name and Principal Position                  Year       Salary       Bonus         Options       Compensation
---------------------------------------------------  --------  -----------  -----------  --------------  ---------------
Teresa W. Ayers (1)............................        2000       $225,000      $67,500         333,333               --
  Chief Executive Officer                              1999        102,015           --         366,699               --

Thomas G. Marr.................................        2000       $225,000      $45,000         333,333               --
  President and Chief Scientist                        1999        225,000           --          66,699       $ 4,050 (2)

Kenneth S. Rubin (1)...........................        2000       $183,333      $60,000         416,666               --
  Executive Vice President of Commercial               1999             --           --              --       $30,500 (3)
  Development

Daniel R. Hudspeth (1).........................        2000       $140,000      $35,000         174,999               --
  Chief Financial Officer and Vice President           1999         94,673           --          33,366       $19,432 (2)
  of Finance

Sean M. Ryan (1)...............................        2000       $ 79,167      $50,000         200,000       $74,184 (2)
  Vice President of Sales

____________________
(1) We hired Ms. Ayers in July 1999, Mr. Rubin in January 2000, Mr. Hudspeth in April 1999 and Mr. Ryan in August 2000.

(2)  Relocation expenses.

(3)  Consulting fees.

Stock Option Grants and Exercises

     The Company grants options to its executive officers under its 2000 Equity Incentive Plan. As of April 1, 2001, options to purchase a total of approximately 2.4 million shares were outstanding under the Incentive Plan and options to purchase approximately 1.6 million shares remained available for grant thereunder.

     The following tables show for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers.

                       Option Grants in Last Fiscal Year

                                                                                                         Potential Realizable
                                                                                                       Value at Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                        Appreciation for Option
                                                              Individual Grants                                Term (3)
                                           -------------------------------------------------------     ---------------------------
                                                          Percent of
                                            Number of        Total
                                            Securities      Options
                                            Underlying    Granted to      Exercise
                                             Options       Employees      Price Per     Expiration
                 Name                        Granted        in 2000       Share (1)      Date (2)          5%            10%
--------------------------------------     -----------    ----------      ---------     ----------     ----------     ------------
Teresa W. Ayers.......................     333,333 (4)       15.0%          $0.75         1/26/10      $10,066,323    $16,177,019
Thomas G. Marr........................     333,333 (5)       15.0%          $0.75         1/26/10      $10,066,323    $16,177,019
Kenneth S. Rubin......................     208,333 (6)        9.4%          $0.75         1/26/10      $ 6,291,448    $10,110,631
                                           208,333 (7)        9.4%          $0.75         1/26/10      $ 6,291,448    $10,110,631
Daniel R. Hudspeth....................     104,166 (8)        4.7%          $0.75         1/26/10      $ 3,145,709    $ 5,055,291
                                            70,833 (9)        3.2%          $0.75         1/26/10      $ 2,129,086    $ 3,437,604
Sean M. Ryan..........................     200,000 (10)       9.0%          $4.50         7/31/10      $ 5,289,800    $ 8,956,221

_____________________
*    Less than 1%.

(1) The Board of Directors may reprice options under the terms of the 2000 Equity Incentive Plan.

(2) Options will terminate before their expiration dates if the optionee leaves his or her employment with us.

(3) The potential realizable value represents amounts, net of exercise price before taxes, that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. Because all of the options included in the table were granted prior to the initial public offering of our common stock, the calculation is based on appreciation of the initial public offering price of $19.00. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table. For example, if the calculation was based on the closing price of our common stock on December 29, 2000 (the last trading day of fiscal 2000) on the Nasdaq National Market of $5.281, these values would be significantly lower.

(4) 20% of the options vest on July 19, 2000. The remaining 80% vest in 48 equal monthly installments thereafter.

(5) 10% of the options vest on January 27, 2000. The remaining 90% vest in 54 equal monthly installments thereafter, beginning February 19, 2000.

(6) 25% of the options vest on February 1, 2001. The remaining 75% vest in 36 equal monthly installments thereafter.

(7) 20% of the options vest on February 1, 2001. The remaining 80% vest in 48 equal monthly installments thereafter.

(8) 3,472 of the options vest on April 5, 2000. The remaining options vest in 57 equal monthly installments thereafter, beginning May 27, 2000.

(9) 25% of the options vest on April 5, 2000. The remaining 75% vest in 45 equal monthly installments thereafter, beginning May 27, 2000.

(10) 25% of the options vest on August 1, 2001. The remaining 75% vest in 36 equal monthly installments thereafter.

                     Option Exercises in Last Fiscal Year

                                                                        Number of Securities          Value of Unexercised In-the-
                                                                       Underlying Unexercised               Money Options at
                                                                    Options at December 31, 2000          December 31, 2000 (2)
                                                                    ----------------------------     ------------------------------
                                     Shares
                                    Acquired          Value
             Name                  on Exercise     Realized (1)      Exercisable   Unexercisable     Exercisable      Unexercisable
-------------------------------    -----------     ------------      -----------   -------------     -----------      -------------
Teresa W. Ayers................      366,666       $5,800,656          94,477         238,889         $428,094          $1,082,406
Thomas G. Marr.................      149,999       $2,372,984          94,477         238,889         $428,094          $1,082,406
Kenneth S. Rubin...............       25,833       $  408,678              --         416,666               --          $1,887,914
Daniel R. Hudspeth.............      166,666       $2,560,656              33          41,666         $    168          $  188,789
Sean M. Ryan...................           --               --              --         200,000               --          $  156,200

____________________
(1) Deemed fair market value of the underlying shares on the date of exercise less the exercise price. Because the shares acquired on exercise were exercised prior to the initial public offering of our common stock, this calculation is based on $16.00 per share, the value we used for accounting purposes to determine if a compensation expense related to the option grant was reportable on our financial statements under Generally Accepted Accounting Principles. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our current stock price. For example, if the calculation was based on the closing price of our common stock on December 29, 2000 (the last trading day of fiscal 2000) on the Nasdaq National Market of $5.281, the value realized would be significantly lower. The values realized reflect the early exercise of unvested options and the exercise of vested options. Shares obtained through the early exercise of unvested options are held in escrow and released as the vesting terms are met. None of the shares acquired through the exercise of options have been sold, therefore, the actual value realized may be greater or less than the value realized set forth in the table.

(2) Market value of underlying securities based on the closing price of our common stock on December 29, 2000 (the last trading day of fiscal 2000) on the Nasdaq National Market of $5.281 minus the exercise price.

           Employment Agreements and Change in Control Arrangements

Employment Agreements

     On March 15, 2000, we entered into employment agreements with Ms. Ayers and Dr. Marr. The employment agreements provide for an annual base salary of $225,000 each, which will be reviewed at least annually and increased at the discretion of the compensation committee.

     Each of these employment agreements may be terminated by either the executive or the Company at any time. However, if the Company terminates the executive's employment without just cause or the executive resigns for good reason, the executive will be entitled to receive all or part of the executive's annual salary depending on how long after the effective date of the employment agreement the termination or resignation occurs. Upon termination of their employment for any reason, and at our discretion, Ms. Ayers and Dr. Marr each agreed to enter into a consulting arrangement with us for a period of up to one year.

     Each employment agreement contains a covenant not to compete which prohibits the executive, during the executive's employment and for one year after the termination of employment with the Company, from engaging in any activities in competition with the Company, from accepting employment or establishing a business relationship with the Company's competitors, other than those in which the executive is a passive investor. In addition, each employment agreement contains a non-solicitation provision which prohibits, during the executive's employment and for one year after the termination of employment with the Company, the executive from hiring or soliciting any of the Company's employees or soliciting the Company's clients, investors, independent contractors and other third parties to negatively alter their relationship with the Company.

Change in Control Arrangements

     Each of the stock options granted to the Company's executives (as determined by the Board) is subject to a policy permitting acceleration of vesting in the event of a dissolution, liquidation, a sale of all or substantially all of the assets of the Company, or a merger, consolidation or combination transaction.

     In accordance with the policy, in the event of a dissolution, liquidation, or sale of all or substantially all of the assets of the Company, or a merger, consolidation or combination transaction in which the stockholders of the Company prior to the transaction own less than a majority of the voting securities of the Company or the surviving entity after the transaction, the vesting of the executive's stock options will partially accelerate, such that, with the exception of stock options representing one year's worth of vesting, all shares will be fully exercisable at the closing of the transaction. As to the shares remaining subject to vesting, vesting shall continue for one year after the transaction on the normal schedule, except in the event the executive is terminated without cause, or the executive terminates for good reason, in which case the vesting of these shares will also accelerate.

     In the event of any other merger, consolidation or combination transaction not meeting the terms described above, if within 12 months of such event the executive is terminated without cause, or the executive terminates for good reason, then the vesting of all stock options held by such executive will accelerate.

Compensation Committee Interlocks and Insider Participation

     The Company's compensation committee consists of Dr. Caruthers and Messrs. Nelsen and Rathmann. Mr. Rathmann served as our Chief Executive Officer from the Company's inception to 1997. Also, entities affiliated with each of Dr. Caruthers and Messrs. Nelsen and Rathmann participated in our March 2000 Series C preferred stock financing (see "Certain Relationships and Related Transactions").

     None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of April 1, 2001 by: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. The table is based on information supplied by the directors, executive officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.

     Beneficial ownership is determined according to the rules of the Securities and Exchange Commission and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security, and includes options and warrants that are currently exercisable or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

     This table lists applicable percentage ownership based on 22,737,314 shares of common stock outstanding as of April 1, 2001. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of April 1, 2001, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage. Shares underlying options and warrants that are deemed beneficially owned are listed in this table separately in the column labeled "Shares Subject to Options and Warrants". These shares are included in the number of shares listed in the column labeled "Total Number". Unless otherwise indicated, the address of each person or entity named below is c/o Genomica Corporation, 1745 38th Street, Boulder, Colorado 80301.

                                                               Shares Beneficially Owned
                                                    -----------------------------------------------
                                                                               Shares Subject to
                                                                                  Options and              Percentage
            Name of Beneficial Owner                     Total Number               Warrants           Beneficially Owned
-------------------------------------------------   ----------------------   ----------------------    ------------------
The Kaufmann Fund, Inc. (1)......................                3,989,272                       --                  17.5%
Falcon Technology Partners, L.P. (2).............                3,053,570                       --                  13.4
INVESCO Funds Group, Inc. (3)....................                2,695,224                   25,173                  11.8
ARCH Venture Fund III, L.P. (4)..................                1,727,180                   16,493                   7.6
Teresa W. Ayers..................................                  488,921                  122,255                   2.1
Thomas G. Marr...................................                  632,254                  122,255                   2.8
Kenneth S. Rubin.................................                  143,020                  117,187                     *
Daniel R. Hudspeth (5)...........................                  166,699                       33                     *
Sean M. Ryan.....................................                       --                       --                    --
Marvin H. Caruthers (6)..........................                  136,470                      868                     *
Ralph E. Christoffersen..........................                   17,500                   17,500                     *
Arnold J. Levine.................................                   17,500                   17,500                     *
Robert T. Nelsen (7).............................                1,731,846                   18,159                   7.6
James L. Rathmann (8)............................                3,095,236                    1,666                  13.6
William E. Rich..................................                       --                    1,666                     *
All directors and executive officers as a group
 (12 persons)....................................                6,431,112                  419,089                  27.8%

_____________________
*   Less than 1%.

(1) The address of The Kaufmann Fund, Inc. is 140 East 45/th/ Street, 43/rd/ Floor, New York, New York 10017.

(2) The address of Falcon Technology Partners, L.P. is 600 Dorset Road, Devon, Pennsylvania 19333.

(3) The address of INVESCO Funds Group, Inc. is 7800 East Union Avenue, Denver, Colorado 80237.

(4) The address of ARCH Venture Fund III, L.P. is 8725 West Higgins Road, Suite 290, Chicago, Illinois 60631.

(5) Includes 166,666 shares held by the Daniel R. and Karla R. Hudspeth Trust, of which Mr. Hudspeth and his wife are trustees.

(6) Consists solely of shares held by The Caruthers Family, L.L.C., of which Dr. Caruthers is the Manager.

(7) Includes shares held by ARCH Venture Fund III, L.P., of whose General Partner Mr. Nelsen is the Managing Director. Mr. Nelsen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(8) Includes shares held by Falcon Technology Partners, L.P., of which Mr. Rathmann is the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Series C Preferred Stock Financing

     The following 5% stockholders of the Company and entities affiliated with members of the Company's board of directors purchased the indicated numbers of shares of our Series C preferred stock in March 2000 at a purchase price of $4.50 per share:

                                Purchaser                    Number of Shares
               -------------------------------------------   -------------------
               The Kaufmann Fund, Inc.....................          748,532
               Falcon Technology Partners, L.P............          444,444
               INVESCO Global Health Sciences Fund........        1,111,111
               ARCH Venture Fund III, L.P.................          444,444
               The Caruthers Family, L.L.C................           11,111

     In connection with the Series C preferred stock financing, we entered into a Second Amended and Restated Investors' Rights Agreement with these purchasers and certain other stockholders of the Company pursuant to which such stockholders have registration rights with respect to their shares.

Employment Agreements

     We have entered into employment agreements with Teresa W. Ayers, our Chief Executive Officer, and Thomas G. Marr, our President and Chief Scientist.

Options Grants

     Since January 1, 2000, we granted options to purchase shares of our common stock to the following directors and executive officers:

                                                                                                       Exercise Price Per
       Date                      Executive Officer or Director               Number of Shares                Share
-------------------        ------------------------------------------     ----------------------    -----------------------
       1/27/00                          Teresa W. Ayers                            333,333                   $ 0.75
       1/27/00                           Thomas G. Marr                            333,333                   $ 0.75
       1/27/00                          Kenneth S. Rubin                           416,666                   $ 0.75
       1/27/00                         Daniel R. Hudspeth                          174,999                   $ 0.75
        8/1/00                            Sean M. Ryan                             200,000                   $ 4.50
       9/18/00                          Michael W. Cohn                             66,666                   $10.02
       12/29/00                         Michael W. Cohn                             33,333                   $ 5.13
        1/2/01                          Robert T. Nelsen                            15,000                   $5.281
        1/2/01                         James L. Rathmann                            15,000                   $5.281
        1/2/01                          William E. Rich                             15,000                   $5.281

     Each of the directors' options vests over a three-year period. Each of the executive officers' options vests over a period of four to five years.

Indemnification

     We have entered into indemnity agreements with our directors and executive officers for the indemnification and advance payment of expenses to these persons to the fullest extent permitted by law.

     We believe that each of the transactions described above was carried out on terms that were no less favorable to us than those that would have been obtained from unaffiliated third parties. Any future transactions between us and any of our directors, officers or principal stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the board of directors.

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


Date: April 27, 2001


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

     Signature                                                Title                                                   Date
     ---------                                                -----                                                   ----
          /s/   JAMES L. RATHMANN*                            Chairman of the Board of Directors                      April 27, 2001
     ------------------------------------------
          James L. Rathmann

          /s/   TERESA W. AYERS                               Chief Executive Officer and Director (Principal         April 27, 2001
     ------------------------------------------               Executive Officer)
          Teresa W. Ayers

           /s/   THOMAS G. MARR*                              President, Chief Scientist and Director                 April 27, 2001
     ------------------------------------------
          Thomas G. Marr

           /s/   DANIEL R. HUDSPETH                           Vice President of Finance, Chief Financial Officer,     April 27, 2001
     ------------------------------------------               Secretary and Treasurer (Principal Financial and
          Daniel R. Hudspeth                                  Accounting Officer)

          /s/   MARVIN H. CARUTHERS*                          Director                                                April 27, 2001
     ------------------------------------------
          Marvin H. Caruthers

          /s/   RALPH E. CHRISTOFFERSEN*                      Director                                                April 27, 2001
     ------------------------------------------
          Ralph E. Christoffersen

          /s/   ARNOLD J. LEVINE*                             Director                                                April 27, 2001
     ------------------------------------------
          Arnold J. Levine

          /s/   ROBERT T. NELSEN*                             Director                                                April 27, 2001
     ------------------------------------------
          Robert T. Nelsen

          /s/   WILLIAM E. RICH*                              Director                                                April 27, 2001
     ------------------------------------------
          William E. Rich


*By: /s/ Daniel R. Hudspeth
     ----------------------
     Daniel R. Hudspeth
     Attorney-in-Fact