Form 10-Q
period 2001-03-31
GENOMICA CORP /DE/
filed 2001-05-11
CIK 1108915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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


The number of shares outstanding of the registrant's common stock as of May 7, 2001 was 22,765,671.

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)...........................................   1

Consolidated Statements of Operations (Unaudited).................................   2

Consolidated Statements of Cash Flows (Unaudited).................................   3

Notes to Condensed Consolidated Financial Statements (Unaudited)..................   4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations............................................................   7

         Factors that May Impact Future Operating Results.........................   9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............  17

PART II - OTHER INFORMATION.......................................................  18

Item 2 - Changes in Securities and Use of Proceeds................................  18

Item 6 - Exhibits and Reports on Form 8-K.........................................  18

         Signatures...............................................................  19

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             GENOMICA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       March 31,    December 31,
                                                         2001           2000
                                                     ------------   ------------
                     ASSETS
                     ------
Current Assets:
  Cash and cash equivalents........................  $ 17,460,781   $ 25,784,803
  Short-term investments...........................    61,298,293     73,153,650
  Accounts receivable-trade........................       113,420        353,448
  Notes receivable.................................       500,000             --
  Interest receivable..............................     2,285,598      2,162,810
  Prepaid expenses and other.......................       544,989        352,114
                                                     ------------   ------------
     Total current assets..........................    82,203,081    101,806,825
                                                     ------------   ------------
Long-Term Investments..............................    40,943,034     24,992,694
Property and Equipment, net........................     4,449,437      2,723,507
Other Assets.......................................        77,204         66,750
                                                     ------------   ------------
     Total assets                                    $127,672,756   $129,589,776
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................  $  2,362,085   $    933,903
  Accrued compensation and employee benefits.......       362,254        431,357
  Deferred revenue.................................       449,596        814,626
  Other accrued expenses...........................       307,844        323,751
                                                     ------------   ------------
     Total current liabilities.....................     3,481,779      2,503,637
                                                     ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value,
     5,000,000 shares authorized, zero
     shares issued and outstanding, respectively...            --             --
  Common stock, $.001 par value, 50,000,000
     shares authorized, 22,859,231 and 22,839,559
     shares issued and 22,734,688 and 22,715,016
     shares outstanding, respectively..............        22,859         22,839
  Treasury stock, at cost..........................       (19,715)       (19,715)
  Additional paid-in capital.......................   177,238,108    168,136,541
  Options and warrants.............................    23,067,279     33,307,529
  Deferred compensation............................   (13,658,256)   (16,929,010)
  Accumulated other comprehensive income...........       571,776        256,984
  Accumulated deficit..............................   (63,031,074)   (57,689,029)
                                                     ------------   ------------
     Total stockholders' equity....................   124,190,977    127,086,139
                                                     ------------   ------------
     Total liabilities and stockholders' equity      $127,672,756   $129,589,776
                                                     ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                          --------------------------
                                              2001          2000
                                          -----------   ------------
Revenue:
  Software licenses and services........  $   443,530   $    343,589
  Research grants.......................           --         26,680
                                          -----------   ------------
     Total revenue......................      443,530        370,269
                                          -----------   ------------

Operating Expenses:
  Costs of revenue......................      114,676        102,095
  Research and development..............    3,545,396      2,794,473
  Selling and marketing.................    1,924,803      1,368,113
  General and administrative............    2,119,995      2,493,675
                                          -----------   ------------
     Total operating expenses...........    7,704,870      6,758,356
                                          -----------   ------------
       Operating loss...................   (7,261,340)    (6,388,087)
Interest Income.........................    1,919,295        114,232
Interest Expense........................           --        (16,767)
                                          -----------   ------------
Net Loss................................   (5,342,045)    (6,290,622)
Deemed Dividend Related to
  Beneficial Conversion Feature
  of Preferred Stock....................           --    (15,009,000)
                                          -----------   ------------
Net Loss Applicable to Common
  Stockholders..........................  $(5,342,045)  $(21,299,622)
                                          ===========   ============

Net Loss Per Share, basic and
  diluted...............................       $(0.24)       $(17.51)
                                          ===========   ============

Weighted Average Common
  Shares Outstanding, basic
  and diluted...........................   22,389,254      1,216,163
                                          ===========   ============

Pro Forma Net Loss Per Share (Note 2):
    Net loss per share, basic
     and diluted........................                $      (1.73)
                                                        ============

    Weighted average common
     shares outstanding,
     basic and diluted..................                  12,337,884
                                                        ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................  $ (5,342,045)   $(6,290,622)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation.........................................       293,341        103,907
  Amortization of deferred compensation................     2,125,067      4,052,577
  Change in deposits...................................       (51,847)      (350,000)
  Change in other assets...............................       (10,454)       (23,606)
  Changes in operating assets and liabilities--
     Accounts receivable...............................       240,028        223,287
     Interest receivable...............................      (122,788)       (77,072)
     Prepaid expenses and other assets.................      (192,875)        (8,314)
     Accounts payable..................................     1,428,182        232,911
     Accrued compensation and employee benefits........       (69,103)       (25,288)
     Deferred revenue..................................      (365,030)      (246,899)
     Other accrued expenses............................       (15,907)       202,950
                                                         ------------    -----------
     Net cash used in operating activities.............    (2,083,431)    (2,206,169)
                                                         ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption and sales of investments....................    25,776,696      2,254,684
Purchases of investments...............................   (29,505,040)    (6,488,532)
Purchase of property and equipment.....................    (2,019,271)      (886,102)
Investment in note receivable..........................      (500,000)            --
                                                         ------------    -----------
  Net cash used in investing activities................    (6,247,615)    (5,119,950)
                                                         ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases.............................            --        (31,187)
Proceeds from issuance of preferred stock..............            --     15,033,952
Costs related to issuance of preferred stock...........            --        (25,137)
Deferred financing costs...............................            --       (300,736)
Proceeds from exercise of common stock options.........         7,024        245,683
Purchase of treasury stock.............................            --         (6,625)
                                                         ------------    -----------
  Net cash provided by financing activities............         7,024     14,915,950
                                                         ------------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................................    (8,324,022)     7,589,831
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD............................................    25,784,803      3,518,570
                                                         ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................................  $ 17,460,781    $11,108,401
                                                         ============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             GENOMICA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of Genomica Corporation (the Company) included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Note 2.  Initial Public Offering

On October 4, 2000, the Company closed its initial public offering and sold 6,440,000 shares of its common stock at $19 per share. The net proceeds, after paying the underwriting discount and estimated expenses associated with the offering, were $112.5 million. Management has broad discretion as to the allocation of the net proceeds of the offering. Although the Company intends to evaluate acquisition opportunities, there are no current agreements or commitments with respect to any acquisition. Until the Company uses the net proceeds of the offering, they will be invested in interest-bearing, investment-grade securities.

Note 3.  Significant Accounting Policies

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

Uses of Estimates

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

For all periods presented, the effects of the convertible preferred stock, stock options, and warrants were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive. The dilutive effect of convertible preferred stock that was excluded from the calculation of diluted loss per share was zero and 11,121,721 for the three months ended March 31, 2001 and 2000, respectively. The dilutive effect of common stock options and warrants, without regard to the treasury stock method, that are excluded from the calculation of diluted loss per share because their effect is anti-dilutive totaled 1,781,034 for the three months ended March 31, 2001 and 2,217,219 for the three months ended March 31, 2000.

Pro Forma Net Loss Per Share

Pro forma net loss per share for the three months ended March 31, 2001 and 2000 was computed using the net loss and weighted average number of shares of common stock outstanding, including the pro forma effects of the assumed conversion of all outstanding shares of the Company's convertible preferred stock into shares of common stock as if such conversion occurred on January 1, 2000, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 11,121,721 shares for the three months ended March 31, 2000.

Note 5.  Stockholders' Equity

Stock Plan

Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Stock compensation expense recognized for the three months ended March 31, 2001, and remaining compensation expense to be recognized (without regard to forfeitures) are as follows:

                                Deferred Stock Compensation          Unamortized Deferred Stock Compensation To Be Recognized
                                   Recognized During The                        During the Periods Ending December 31,
                                    Three Months Ended          --------------------------------------------------------------------
                                      March 31, 2001               2001            2002           2003            2004        2005
                                ---------------------------     ----------      ----------      ---------       --------     -------
Research and development                 $  387,983
Selling and marketing                       771,214
General and administrative                  965,870
                                         ----------
                                          2,125,067             $5,820,668      $4,655,765      $2,353,802      $783,811     $44,210
                                         ==========             ==========      ==========      ==========      ========     =======

Note 6.  Contingencies

The Company, from time to time, may be subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The Company is currently not a party to any legal proceedings.

Note 7.  Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Since inception, the Company has not entered into arrangements that would fall under the scope of SFAS No. 133 and thus, the adoption of SFAS No. 133 had no impact on the Company's financial condition or its results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. We believe Discovery Manager, our first product, offers the broadest set of software tools for genomics researchers of any commercially available product. Discovery Manager is used for genomics research, including genetic research, gene discovery and pharmacogenomics. This product allows researchers to turn the vast volumes of gene, SNP, and patient data from diverse sources into information useful for drug discovery. Our current customers include leading genomics-based research organizations such as AstraZeneca, GlaxoSmithKline, Pfizer and the National Cancer Institute. We have a strategic alliance with Applied Biosystems to market our software products to be used with its industry-leading systems for drug discovery. We also have entered into an agreement with Celera Genomics to form a strategic alliance to create a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's SNP Reference Database.

We have sold our product to customers directly since June 1998. We derive revenue primarily from granting licenses to our Discovery Manager products and the Reference Database to pharmaceutical, biotechnology, and academic research organizations. Our software license agreements are typically one to three years in length, and include support and maintenance. The price for each agreement depends upon the number of users licensed by our customers, the duration of the agreement and which of our product components and services the customer purchases. We typically invoice our customers on an annual or quarterly basis at the commencement of the software license agreement and on each anniversary date. We record deferred revenue at the time of our invoice and we recognize the associated revenue ratably over the related period.

We have incurred losses since our inception. As of March 31, 2001, we had an accumulated deficit of $63.0 million. The deficit includes stock-based non-cash compensation charges of $18.4 million, including $2.1 million recognized in 2001, and a $17.1 million non-cash deemed dividend for the difference between the deemed fair value of our common stock and the price at which our Series C preferred stock and Series D preferred stock were convertible. The remainder of the accumulated deficit, $27.5 million, resulted from the significant costs incurred in the development of our technology platform and the establishment of relationships with our customers. We intend to invest heavily in research and development, selling and marketing and our computer and administrative infrastructure. In addition, as a result of option grants made prior to our initial public offering with exercise prices below their deemed fair market value for financial reporting purposes, we will incur approximately $13.7 million in additional charges to earnings in future periods.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total Revenue. Total revenue increased to $444,000 from $370,000 for the same period of 2000. The revenue growth is primarily due to licensing our software to an increased number of pharmaceutical, biotechnology, and academic organizations. Grant revenues of $27,000 were recognized for the first quarter of 2000; there were no grant revenues in the first quarter of 2001 as the grant was completed in February of 2000.

Costs of Revenue.   Costs of revenue increased to $115,000 in 2001 from $102,000 for the same period of 2000. The increase is primarily due to increased customer support costs partially offset by decreased costs of research grants. We expect our costs of revenue to increase in absolute dollars but decrease as a percent of revenue as we spread customer service and support and maintenance over a larger revenue base. Because we recognize revenue ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building our infrastructure to support our customers.

Research and Development. Research and development expenses increased to $3.5 million in 2001 from $2.8 million for the same period of 2000. Excluding non-cash compensation charges of $387,000 in 2001 and $1.4 million in 2000, research and development expenses increased $1.7 million. The increase in costs is primarily due to increased salaries, recruiting, and other personnel costs associated with our engaging additional software developers and scientists to develop scientific applications using Java technology and Oracle Corporation's relational database management system. We expect research and development expenses will continue to increase because of our plans to hire additional employees to meet our product development plans.

Selling and Marketing. Selling and marketing expenses increased to $1.9 million in 2001 from $1.4 million for the same period of 2000. Excluding non-cash compensation charges of $771,000 in 2001 and $700,000 in 2000, selling and marketing costs increased $486,000. Additional salaries, other personnel costs, consulting, travel, advertising, and exhibition costs related to the expansion of our selling and marketing efforts comprised the majority of the increase for the period. We expect selling and marketing expenses will increase significantly as we continue implementing our selling and marketing strategy, including hiring additional employees and increasing marketing and advertising efforts.

General and Administrative. General and administrative expenses decreased to $2.1 million in 2001 from $2.5 million for the same period of 2000. Excluding non-cash compensation charges of $966,000 in 2001 and $2.0 million in 2000, general and administrative costs increased $642,000. The cost increase for the period is primarily related to salaries, and other personnel costs, investor relations and reporting costs associated with being a public company. We expect general and administrative expenses will continue to increase because of costs associated with being a public company and an increase in our administrative infrastructure required to support operations.

Non-cash Stock-based Compensation. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted prior to our initial public offering. Non-cash charges representing the amortization of deferred stock compensation totaled $2.1 million for the period in 2001 compared to $4.0 million for the comparative period in 2000. The decrease in non-cash compensation expense is due to the method of amortizing our deferred compensation, which results in the recognition of a larger portion of expense in the initial periods after grant, and due to employees who left the company.

Interest Income. Interest income increased to $1.9 million in 2001 from $114,000 in the same period of 2000. The increase is due to our higher cash and investment balances in this quarter from the proceeds of our initial public offering. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will decrease in future periods as we use our cash to expand the business.

Interest Expense.   Interest expense decreased to $0 in 2001 from $17,000 for
the same period of 2000. The decrease is because our capital leases were repaid in the fourth quarter of 2000 with a portion of the proceeds from our initial public offering.

Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock. We recorded a one-time non-cash charge of approximately $15.0 million in the quarter ending March 31, 2000 for the difference between the deemed fair market value of our common stock for financial reporting purposes and the price at which our Series C preferred stock could be converted into common stock. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There was no comparable charge for the same period in 2001.

Liquidity and Capital Resources

On October 4, 2000, we closed our initial public offering of 6,440,000 shares of common stock at $19 per share. We received net proceeds of approximately $112.5 million in cash. Prior to this offering, we financed our operations primarily from the net proceeds of approximately $38.1 million generated from the issuance of preferred stock.

During the three months ended March 31, 2001, we used cash of approximately $2.1 million to fund our net losses of $5.3 million. Our investing activities for the three months ended March 31, 2001 used cash of $6.2 million, and consisted of $3.7 million in net purchases and maturities of investments, $2.0 million in purchases of property and equipment, and $500,000 for investment in a note receivable used in our business. We expect to continue making additional investments in our computer infrastructure and facilities to support our expanding operations. Our financing activities for the three months ended March 31, 2001 generated $7,000 from the exercise of stock options.

As of March 31, 2001, we had cash, cash equivalents and investments of approximately $119.7 million, down from the $123.9 million of cash, cash equivalents and investments at December 31, 2000. This decrease reflects the cash used to fund our operations and capital equipment purchases for the three months ended March 31, 2001.

We expect our usage of cash to continue to increase significantly for the foreseeable future as we expand research and development efforts, implement our sales and marketing strategy, and grow our administrative support activities. The amount and timing of cash usage will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We may also acquire complementary businesses or products, although we have no commitment to do so. We believe that our cash, cash equivalents and short-term investments, including the net proceeds of the initial public offering, are sufficient to fund our working capital requirements for the foreseeable future.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

We will need to generate significant revenue to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses every quarter since we began operations and we have not generated enough revenue to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $63.0 million at March 31, 2001.

We expect to invest substantial financial and other resources to develop and introduce new products and services and expand our sales and marketing departments, strategic relationships and operating infrastructure. We expect that our expenses will continue to exceed our revenues, resulting in continued operating losses and negative cash flow from operations, for the foreseeable future.

We will incur significant charges to earnings as a result of stock option grants. This will hamper our ability to become profitable.

As a result of option grants prior to our initial public offering, we will incur significant non-cash charges to earnings in future periods, which will hamper our ability to become profitable. For 2000 these charges were $14.7 million. These charges were $2.1 million in the first quarter of 2001 and are expected to be approximately $5.8 million for the remainder of 2001, $4.7 million for 2002 and $3.2 million for future periods. Our lack of profitability in any particular period and the amount of any net loss, which will be exacerbated by these charges, could cause the market price for our common stock to drop, perhaps significantly.

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

Our software is designed to incorporate features that respond to the needs of pharmaceutical, biotechnology, and academic researchers. To the extent we experience delays or difficulties implementing features that these researchers request, our ability to serve our customers may be adversely affected.

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

Part of our business strategy is to work with larger, more established companies that are suppliers to the drug discovery and development industry to help create market awareness and acceptance of our products. We have limited experience in developing strategic relationships of this type and have entered into only three to date. If we are unsuccessful in developing strategic relationships, or if parties with which we develop relationships do not perform as expected, our products may not achieve broad market acceptance and our ability to achieve profitability will be significantly harmed.

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

Historically, a small number of customers have accounted for a significant portion of our revenue in any particular period. The loss of a major customer could harm our business. For the three month period ended March 31, 2001, four of our customers, AstraZeneca, GlaxoSmithKline, Oxagen Limited and Pfizer, represent approximately 50% of our total revenue. We anticipate that sales of our products to a small number of customers will continue to account for a significant portion of our total revenue. In addition, some of our license agreements are short-term and may not be renewed by our customers.

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

Our future success depends to a significant extent on the continued service of our key senior management personnel. In particular, the loss of the services of Teresa W. Ayers, our chief executive officer, would adversely affect our business development efforts. Although we have an employment agreement with Ms. Ayers, she and any other of our key personnel may leave us at any time. In addition, we do not have "key person" life insurance policies on any of our employees.

Several key members of our management team have joined us within the last year. If we cannot effectively integrate these employees into our business, or if they cannot work together as a management team to implement our business strategy, successfully achieving our revenue goals and profitability will be difficult.
If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

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

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our ability to become profitable may suffer because of acquisition-related costs or amortization of intangible assets. Furthermore, we may have to incur debt or issue equity securities in any future acquisitions. The issuance of equity securities would dilute our existing stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates or a change in the credit of any companies represented by such securities may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. For investments held at March 31, 2001, a 1% change in the interest rate would change the value of our investments by approximately $1 million. In addition, if we hold a security that was rated on the credit risk of certain companies and any of these company's credit is downgraded, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Set forth below is quantitative, tabular disclosure relating to our current investments:

                                                       Maturity Dates
                                        -------------------------------------------
                                            2001            2002           Total         Fair Value
                                        -----------     -----------     -----------     ------------
  Marketable Debt Securities,
   Principal Values...................  $60,994,299     $37,219,000     $98,213,299     $102,241,327
  Average Interest Rate...............       6.373%          5.610%          6.084%

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On October 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-32472) was declared effective by the Securities and Exchange Commission, pursuant to which 6,440,000 shares of our common stock were offered and sold for our account at a price of $19 per share, generating net proceeds of approximately $112.5 million. As of March 31, 2001, we had used $833,000 to pay off capital leases and to finance a note receivable. We have been able to fund our operations and growth from our financings completed prior to our initial public offering. The remaining $111.7 million has been invested in money market funds as well as other interest-bearing, investment-grade securities. In subsequent quarters, we intend to draw upon these resources to continue our development of Discovery Manager and new products, to expand our sales and marketing activities, and to fund other general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibit is filed herewith:

     Exhibit Number     Exhibit Title
     --------------     -------------

     10.17* First Amendment and Further Terms to the Product Development and Reseller Agreement between the Company and Applied Biosystems, Inc. dated March 30, 2001.

_____
* Certain confidential information contained in this exhibit, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission based upon a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2001

                         GENOMICA CORPORATION
                         (Registrant)

                         /s/ Daniel R. Hudspeth
                         ----------------------------------------------
                         Daniel R. Hudspeth
                         Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
                         (Duly Authorized Officer and Principal Financial and Accounting Officer)