Form 10-Q
period 2001-06-30
GENOMICA CORP /DE/
filed 2001-08-10
CIK 1108915

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

                 For the Quarterly Period Ended June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]


The number of shares outstanding of the registrant's common stock as of August 8, 2001 was 22,953,672.

================================================================================

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

                                                                                   Page
                                                                                   ----
Consolidated Balance Sheets (Unaudited)...........................................   1

Consolidated Statements of Operations (Unaudited).................................   2

Consolidated Statements of Cash Flows (Unaudited).................................   3

Notes to Condensed Consolidated Financial Statements (Unaudited)..................   4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operations...........................................................   8

         Factors that May Impact Future Operating Results.........................  11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............  19

PART II - OTHER INFORMATION.......................................................  20

Item 2 - Changes in Securities and Use of Proceeds................................  20

         Signatures...............................................................  20

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             GENOMICA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                           June 30,     December 31,
                                                             2001           2000
                                                         ------------   ------------
               ASSETS
               ------
Current Assets:
  Cash and cash equivalents............................  $  8,398,395   $ 25,784,803
  Short-term investments...............................    49,124,579     73,153,650
  Accounts receivable-trade............................       654,092        353,448
  Note receivable......................................       510,625             --
  Interest receivable..................................     2,430,942      2,162,810
  Prepaid expenses and other...........................       432,026        352,114
                                                         ------------   ------------
     Total current assets..............................    61,550,659    101,806,825
Long-Term Investments..................................    55,501,033     24,992,694
Property and Equipment, net............................     5,424,731      2,723,507
Other Assets...........................................        60,408         66,750
                                                         ------------   ------------
     Total assets......................................  $122,536,831   $129,589,776
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.....................................  $    741,584   $    933,903
  Accrued compensation and employee benefits...........       513,473        431,357
  Deferred revenue.....................................       717,332        814,626
  Other accrued expenses...............................       264,019        323,751
                                                         ------------   ------------
     Total current liabilities.........................     2,236,408      2,503,637
                                                         ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value,
     5,000,000 shares authorized, zero
     shares issued and outstanding, respectively.......            --             --
  Common stock, $.001 par value, 50,000,000
     shares authorized, 22,917,343 and 22,839,559
     shares issued and 22,792,800 and 22,715,016
     shares outstanding, respectively..................        22,917         22,839
  Treasury stock, at cost..............................       (19,715)       (19,715)
  Additional paid-in capital...........................   177,255,241    168,136,541
  Options and warrants.................................    22,885,286     33,307,529
  Deferred compensation................................   (11,447,911)   (16,929,010)
  Accumulated other comprehensive income...............       426,163        256,984
  Accumulated deficit..................................   (68,821,558)   (57,689,029)
                                                         ------------   ------------
     Total stockholders' equity........................   120,300,423    127,086,139
                                                         ------------   ------------
     Total liabilities and stockholders' equity........  $122,536,831   $129,589,776
                                                         ============   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                              GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                    June 30,
                                          -------------------------   ---------------------------
                                              2001          2000           2001           2000
                                          -----------   -----------   ------------   ------------
Revenue.................................  $   463,651   $   396,172   $    907,181   $    766,441
                                          -----------   -----------   ------------   ------------
Operating Expenses:
  Costs of revenue......................      108,335        93,208        223,011        195,303
  Research and development..............    3,694,035     3,243,376      7,239,431      6,037,849
  Selling and marketing.................    2,132,467     1,661,794      4,057,270      3,029,907
  General and administrative............    1,964,158     2,742,391      4,084,155      5,236,066
                                          -----------   -----------   ------------   ------------
     Total operating expenses...........    7,898,995     7,740,769     15,603,867     14,499,125
                                          -----------   -----------   ------------   ------------
       Operating loss...................   (7,435,344)   (7,344,597)   (14,696,686)   (13,732,684)
Interest Income.........................    1,644,860       261,130      3,564,157        375,362
Interest Expense........................           --       (12,702)            --        (29,469)
                                          -----------   -----------   ------------   ------------
Net Loss................................   (5,790,484)   (7,096,169)   (11,132,529)   (13,386,791)
Deemed Dividend Related to
  Beneficial Conversion Feature
  of Preferred Stock....................           --            --             --    (15,008,813)
                                          -----------   -----------   ------------   ------------
Net Loss Applicable to Common
  Stockholders..........................  $(5,790,484)  $(7,096,169)  $(11,132,529)  $(28,395,604)
                                          ===========   ===========   ============   ============
Net Loss Per Share, basic and
  diluted...............................  $     (0.26)  $     (5.30)  $      (0.50)  $     (22.13)
                                          ===========   ===========   ============   ============
Weighted Average Common
  Shares Outstanding, basic
  and diluted...........................   22,479,448     1,338,738     22,434,566      1,283,321
                                          ===========   ===========   ============   ============
Pro Forma Net Loss Per Share (Note 2):
     Net loss per share, basic
     and diluted........................                $     (0.47)                 $      (2.07)
                                                        ===========                  ============
     Weighted average common
     shares outstanding,
     basic and diluted..................                 15,133,161                    13,737,720
                                                        ===========                  ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                              GENOMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended June 30,
                                                         ---------------------------
                                                              2001           2000
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................  $(11,132,529)  $(13,386,789)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation.........................................       730,738        283,102
  Amortization of deferred compensation................     4,153,418      8,258,375
  Amortization of premium on investments...............        79,863             --
  Change in deposits...................................            --       (625,000)
  Change in other assets...............................         6,342         (1,457)
  Changes in operating assets and liabilities--
     Accounts receivable...............................      (300,644)      (605,179)
     Interest receivable...............................      (278,757)            --
     Prepaid expenses and other assets.................       (79,912)      (200,791)
     Accounts payable..................................      (192,319)       388,705
     Accrued compensation and employee benefits........        82,116        129,835
     Deferred revenue..................................       (97,294)       296,492
     Other accrued expenses............................       (59,732)       123,864
                                                         ------------   ------------
     Net cash used in operating activities.............    (7,088,710)    (5,338,843)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption and sales of investments....................    58,544,728     10,593,985
Purchases of investments...............................   (64,928,476)   (19,727,152)
Purchase of property and equipment.....................    (3,431,962)    (1,747,003)
Investment in note receivable..........................      (500,000)            --
                                                         ------------   ------------
  Net cash used in investing activities................   (10,315,710)   (10,880,170)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases.............................            --        (64,808)
Proceeds from issuance of preferred stock..............            --     15,033,952
Costs related to issuance of preferred stock...........            --        (25,137)
Deferred financing costs...............................            --       (431,045)
Proceeds from exercise of common stock options.........        24,216        246,246
Purchase of treasury stock.............................            --         (6,625)
                                                         ------------   ------------
  Net cash provided by financing activities............        24,216     14,752,583
                                                         ------------   ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS.....................................   (17,380,204)    (1,466,430)
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS.....................................        (6,204)            --
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD............................................    25,784,803      3,518,570
                                                         ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................................  $  8,398,395   $  2,052,140
                                                         ============   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                              GENOMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Genomica Corporation and its subsidiary (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Note 2. Initial Public Offering

On October 4, 2000, the Company closed its initial public offering and sold 6,440,000 shares of its common stock at $19 per share. The net proceeds, after paying the underwriting discount and estimated expenses associated with the offering, were $112.5 million. Management has broad discretion as to the allocation of the net proceeds of the offering. Although the Company intends to evaluate acquisition opportunities, there are no current agreements or commitments with respect to any acquisition. The Company has invested the net proceeds of the offering in interest-bearing, investment-grade securities until needed to fund operations and development.

Note 3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States. Unrealized gains and losses recorded as a result of translating the Company's foreign subsidiary's financial statements into U.S. dollars have been included in accumulated other comprehensive income in the accompanying balance sheets. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

Cash, Cash Equivalents and Investments in Marketable Securities

The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal and corporate debt securities with maturities of up to 24 months, as well as money market mutual funds. The Company's investments are classified as available-for-sale investments as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at June 30, 2001, all investments are carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments. All

--------------------------------------------------------------------------------
unrealized gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income.

The Company's cash, cash equivalents, short-term and long-term investments had a fair value at June 30, 2001, of $113.0 million and a gross unrealized gain of $432,367.

The amortized cost basis, aggregate fair value, and unrealized gains or losses for the Company's cash, cash equivalents, short- and long-term investment portfolio as of June 30, 2001 is presented below:

                                                                  Gross       Gross
                                       Amortized    Aggregate   Unrealized  Unrealized
                                      Cost Basis   Fair Value     Gains       Losses
                                      -----------  -----------  ----------  ----------
June 30, 2001
Cash, cash equivalents, and short-
 term investments:
Euro dollar bonds...................  $21,967,570  $22,134,309    $166,739  $       --
Corporate debt securities...........   23,737,226   23,968,729     231,503          --
Money  market funds.................    3,000,000    3,000,000          --          --
Asset-backed securities.............    2,995,774    3,021,541      25,767          --
Cash................................    5,398,395    5,398,395          --          --
                                      -----------  -----------    --------  ----------
Total cash, cash equivalents, and
  short-term investments............  $57,098,965  $57,522,974    $424,009  $       --
                                      ===========  ===========    ========  ==========
Long-term investments:
Euro dollar bonds...................  $ 7,057,238  $ 7,138,600    $ 81,362  $       --
Corporate debt securities...........   46,403,374   46,313,073          --      90,301
Asset-backed securities.............    2,032,063    2,049,360      17,297          --
                                      -----------  -----------    --------  ----------
Total long-term investments.........  $55,492,675  $55,501,033    $ 98,659  $   90,301
                                      ===========  ===========    ========  ==========

Revenue Recognition

The Company generates revenue from the license and related maintenance of its proprietary software products. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. If an acceptance period exists, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The majority of the Company's license sales are on a term basis and generally, the license fees and subsequent maintenance revenue are bundled and deferred, to be recognized ratably over the term of the arrangement. Maintenance consists of software updates, content updates and support. Certain software arrangements are sold on a perpetual basis and include multiple elements, such as maintenance, services and training. If present, such elements are unbundled based on vendor-specific objective evidence of their fair value and the related revenue is recognized when those elements are delivered.

The Company has entered into a reseller arrangement with Applied Biosystems, Inc. ("ABI"). Under this arrangement, the Company has granted ABI exclusive rights to license its Linkmapper software application and re-sell the software and related maintenance and support services to end users. To maintain this exclusive right, ABI must meet certain sales milestones each quarter. ABI is required to pay royalties to the Company at contracted percentages of the sales price for each license or service contract sold. As the Company is responsible for providing maintenance services to ABI's end-customers related to the Linkmapper software, the Company has unbundled a portion of the royalty payments as deferred maintenance revenue based upon vendor-specific objective evidence of the fair value of the undelivered elements.

The Company believes its current revenue recognition policies and practices are consistent with the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and related amendments, technical practice aids and interpretations. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

--------------------------------------------------------------------------------

Note 4. Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is determined by dividing the net earnings or loss by the sum of
(1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options and warrants determined utilizing the treasury stock method.

As a result of the Company's net losses, all potentially dilutive securities as of June 30, 2001 and 2000, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                     June 30,
                                2001        2000
                             ---------  ----------
          Stock Options      1,835,860   2,333,652
          Warrants              52,534     340,386
          Preferred Stock           --  13,794,423
                             ---------  ----------
          Total              1,888,394  16,468,461
                             =========  ==========

Pro Forma Net Loss Per Share

Pro forma net loss per share for the three and six months ended June 30, 2000 was computed using the net loss and weighted average number of shares of common stock outstanding, including the pro forma effects of the assumed conversion of all outstanding shares of the Company's convertible preferred stock into shares of common stock as if such conversion occurred on January 1, 2000, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 13,794,423 shares for the three months ended June 30, 2000 and 12,454,399 shares for the six months ended June 30, 2000.

Note 5. Stockholders' Equity

Stock Plan

Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Stock compensation expense recognized for the three and six months ended June 30, 2001, and remaining compensation expense to be recognized (without regard to cancellations or forfeitures) are as follows:

                            Deferred Stock     Deferred Stock
                             Compensation       Compensation
                              Recognized         Recognized
                              During The         During The      Unamortized Deferred Stock Compensation To Be Recognized
                             Three Months       Six Months                During the Period Ending December 31,
                                Ended              Ended      ---------------------------------------------------------------
                            June 30, 2001      June 30, 2001     2001           2002          2003          2004       2005
                            -------------      -------------  ----------     ----------    ----------     --------    -------
Research and development     $  407,961          $  795,944
Selling and marketing           757,374           1,528,588
General and administrative      863,016           1,828,886
                             ----------          ----------
                             $2,028,351          $4,153,418   $3,676,894     $4,608,873    $2,335,799     $782,135    $44,210
                             ==========          ==========   ==========     ==========    ==========     ========    =======

Note 6. Contingencies

The Company, from time to time, may be subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The Company is currently not a party to any legal proceedings.

Note 7. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and

--------------------------------------------------------------------------------
applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's current financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by these two standards.

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. Discovery Manager, our primary product, is used for genomics research, including genetic research, gene discovery and pharmacogenomics. This product allows researchers to turn the vast volumes of gene, SNP, and patient data from diverse sources into information useful for drug discovery. Our current customers include leading genomics-based research organizations such as AstraZeneca, GlaxoSmithKline, Pfizer and the National Cancer Institute. We have a strategic alliance with Applied Biosystems to license and market certain components of our software technology and products for use with its industry-leading systems for drug discovery. We have entered into an agreement with Celera Genomics forming a strategic alliance to create a special "Celera Edition" of Discovery Manager for use with the Celera Discovery System's SNP Reference Database.

We have sold our products to customers directly since June 1998. We derive revenue primarily from granting licenses to our Discovery Manager products and the Reference Database to pharmaceutical, biotechnology, and academic research organizations. Our software license agreements are typically one year or longer in length, and include support and maintenance. The price for each agreement depends upon the number of users licensed by our customers, the duration of the agreement and which of our product components and services the customer purchases. We typically invoice our customers on an annual or quarterly basis at the commencement of the software license agreement and on each subsequent anniversary date. We record deferred revenue at the time we invoice and we recognize the associated revenue ratably over the related period. For products sold through our relationship with Applied Biosystems, we recognize revenue on the license fee royalty and record deferred revenue for the support and maintenance, which is recognized over the annual support period.

We have incurred losses since our inception. As of June 30, 2001, we had an accumulated deficit of $68.8 million. The deficit includes stock-based non-cash compensation charges of $20.5 million, including $4.2 million recognized in 2001, and a $17.1 million non-cash deemed dividend for the difference between the deemed fair value of our common stock and the price at which our Series C preferred stock and Series D preferred stock were convertible in 2000. The remainder of the accumulated deficit, $31.2 million, resulted from the significant costs incurred in the development of our technology platform and the establishment of relationships with our customers. We intend to continue investing in research and development, selling and marketing and our computer and administrative infrastructure. In addition, as a result of option grants made prior to our initial public offering with exercise prices below their deemed fair market value for financial reporting purposes, we will incur approximately $11.4 million in additional non-cash compensation charges to earnings in future periods.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Total Revenue. Total revenue increased to $464,000 from $396,000 for the same period of 2000. The revenue increase is due primarily to $50,000 of consulting fees in the 2001 quarter which were not present in the 2000 quarter, and due to royalty fees from our Linkmapper product sold through Applied Biosystems totaling $32,000 in the 2001 quarter, versus no such royalties in the 2000 quarter. The consulting fees were from a specific consulting project that was completed in April 2001.

--------------------------------------------------------------------------------

Costs of Revenue. Costs of revenue increased to $108,000 in 2001 from $93,000 for the same period of 2000. The increase is primarily due to increased customer support costs and costs associated with our consulting fee revenue, partially offset by decreased costs of research grants. We expect our costs of revenue to increase in absolute dollars but decrease as a percentage of revenue as we spread customer service and support and maintenance over a larger revenue base. Because the majority of our revenue is recognized ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building our infrastructure to support our customers.

Research and Development. Research and development expenses increased to $3.7 million in 2001 from $3.2 million for the same period of 2000. Excluding non-cash compensation charges of $408,000 in 2001 and $1.2 million in 2000, research and development expenses increased $1.3 million. The increase in costs is primarily due to increased salaries, recruiting, and other personnel costs associated with our hiring additional software developers and scientists to develop scientific applications using Java technology and Oracle Corporation's relational database management system. We expect research and development expenses will remain near this level in the immediate future because we consider our staffing levels adequate to meet our current product development plans.

Selling and Marketing. Selling and marketing expenses increased to $2.1 million in 2001 from $1.7 million for the same period of 2000. Excluding non-cash compensation charges of $757,000 in 2001 and $969,000 in 2000, selling and marketing costs increased $683,000 Additional salaries, other personnel costs, consulting, travel, advertising, and exhibition costs comprised the majority of the increase for the period. We expect selling and marketing expenses will remain at comparable levels for the next two quarters and may increase in 2002 in conjunction with the anticipated delivery of new products.

General and Administrative. General and administrative expenses decreased to $2.0 million in 2001 from $2.7 million for the same period of 2000. Excluding non-cash compensation charges of $863,000 in 2001 and $2.0 million in 2000, general and administrative costs increased $404,000. The increase is primarily related to salaries, other personnel costs, investor relations and reporting costs associated with being a public company. We expect general and administrative expenses will continue at this level in future quarters.

Non-cash Stock-based Compensation. Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted prior to our initial public offering. Non-cash charges representing the amortization of deferred stock compensation totaled $2.0 million for the period in 2001 compared to $4.2 million for the comparative period in 2000. The decrease in non-cash compensation expense is due to the method of amortizing our deferred compensation, which results in the recognition of a larger portion of expense in the initial periods after grant, and due to employees who left the Company.

Interest Income. Interest income increased to $1.6 million in 2001 from $261,000 in the same period of 2000. The increase is due to our higher cash and investment balances resulting from the proceeds of our initial public offering. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will decrease in future periods as we use our cash to fund our operating losses, expand our business, develop our products and establish and maintain relationships with our customers. We also anticipate a lower average rate of return on our investment portfolio in the future as securities mature and are reinvested into lower interest bearing securities caused by current market conditions.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Total Revenue. Total revenue increased to $907,000 from $766,000 for the same period of 2000. The revenue growth is primarily due to licensing our software to an increased number of pharmaceutical, biotechnology, and academic organizations, $50,000 of consulting fees in the second quarter of 2001, and royalty fees from our Linkmapper product sold through Applied Biosystems. Grant revenues of $27,000 were recognized for the first quarter of 2000; there were no grant revenues in the first or second quarters of 2001 as the grant was completed in February of 2000. The consulting fees were from a specific consulting project that was completed in April 2001.

--------------------------------------------------------------------------------

Costs of Revenue. Costs of revenue increased to $223,000 in 2001 from $195,000 for the same period of 2000. The increase is primarily due to increased customer support costs and costs associated with our consulting fee revenue, partially offset by decreased costs of research grants. We expect our costs of revenue to increase in absolute dollars but decrease as a percent of revenue as we spread customer service and support and maintenance over a larger revenue base. Because the majority of our revenue is recognized ratably over the life of our license agreements, our revenue may grow more slowly than our costs for a period of time, as we continue building our infrastructure to support our customers.

Research and Development. Research and development expenses increased to $7.2 million in 2001 from $6.0 million for the same period of 2000. Excluding non-cash compensation charges of $796,000 in 2001 and $2.6 million in 2000, research and development expenses increased $3.0 million. The increase in costs is primarily due to increased salaries, recruiting, and other personnel costs associated with our hiring additional software developers and scientists to develop scientific applications using Java technology and Oracle Corporation's relational database management system. We expect research and development expenses will remain near this level in the immediate future because we consider our staffing levels adequate to meet our current product development plans.

Selling and Marketing. Selling and marketing expenses increased to $4.1 million in 2001 from $3.0 million for the same period of 2000. Excluding non-cash compensation charges of $1.5 million in 2001 and $1.7 million in 2000, selling and marketing costs increased $1.2 million. Additional salaries, other personnel costs, consulting, travel, advertising, and exhibition costs comprised the majority of the increase for the period. We expect selling and marketing expenses will remain at comparable levels for the next two quarters and may increase in 2002 in conjunction with the anticipated delivery of new products.

General and Administrative. General and administrative expenses decreased to $4.1 million in 2001 from $5.2 million for the same period of 2000. Excluding non-cash compensation charges of $1.8 million in 2001 and $4.0 million in 2000, general and administrative costs increased $1.0 million. The cost increase for the period is primarily related to salaries, and other personnel costs, investor relations and reporting costs associated with being a public company. We expect general and administrative expenses will continue at this level in future quarters.

Non-cash Stock-based Compensation. Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted prior to our initial public offering. Non-cash charges representing the amortization of deferred stock compensation totaled $4.2 million for the period in 2001 compared to $8.3 million for the comparative period in 2000. The decrease in non-cash compensation expense is due to the method of amortizing our deferred compensation, which results in the recognition of a larger portion of expense in the initial periods after grant, and due to employees who left the company.

Interest Income. Interest income increased to $3.6 million in 2001 from $375,000 in the same period of 2000. The increase is due to our higher cash and investment balances resulting from the proceeds of our initial public offering. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect interest income will decrease in future periods as we use our cash to expand our business, develop our products, and establish and maintain relationships with our customers. We also anticipate a lower average rate of return on our investment portfolio in the future as securities mature and are reinvested into lower interest bearing securities caused by current market conditions.

Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock. In 2000 we incurred a charge of approximately $15 million related to the issuance of our Series C preferred stock. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There was no comparable charge for the same period in 2001.

Liquidity and Capital Resources

On October 4, 2000, we closed our initial public offering of 6,440,000 shares of common stock at $19 per share. We received net proceeds of approximately $112.5 million in cash. Prior to this offering, we financed our operations primarily from the net proceeds of approximately $38.1 million generated from the issuance of preferred stock.

--------------------------------------------------------------------------------

During the six months ended June 30, 2001, we used cash of approximately $7.0 million to fund our net losses of $11.1 million. Our investing activities for the six months ended June 30, 2001 used cash of $10.4 million, and consisted of $6.4 million in net purchases and maturities of investments and $3.5 million in purchases of property and equipment. During the same six-month period we made investments in leasehold improvements and equipment primarily related to increasing our staff levels. We anticipate making only a modest level of additional investments in our computer infrastructure and facilities during the remainder of the year.

As of June 30, 2001, we had cash, cash equivalents and investments of approximately $113.0 million, down from the $123.9 million of cash, cash equivalents and investments at December 31, 2000. This decrease reflects the cash used to fund our operations and capital equipment purchases for the six months ended June 30, 2001.

We expect our usage of cash to continue at comparable levels for the foreseeable future as we continue to incur operating losses. The amount and timing of cash usage will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We may also acquire complementary businesses or products, although we have not committed to do so. We believe that our cash, cash equivalents and short-term investments, including the net proceeds of our initial public offering, are sufficient to fund our working capital requirements for the foreseeable future.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

We will need to generate significant revenue to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses every quarter since we began operations and we have not generated enough revenue to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $68.8 million at June 30, 2001.

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

As a result of option grants prior to our initial public offering, we will incur significant non-cash charges to earnings in future periods, which will hamper our ability to become profitable. For 2000, these charges were $14.7 million. These charges were $2.0 million for the three months ended June 30, 2001 and $4.2 million for the six months ended June 30, 2001 and are expected to be approximately $3.7 million for the remainder of 2001, $4.6 million for 2002 and $3.2 million for future periods. Our lack of profitability in any particular period and the amount of any net loss, which will be exacerbated by these charges, could cause the market price for our common stock to drop, perhaps significantly.

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

The market for our products and services is evolving and uncertain, and if our products and services do not achieve market acceptance, our business will be harmed. Our future results of operations depend on whether the market accepts Discovery Manager and new products and services that we intend to develop. As is typical in new and evolving markets,

--------------------------------------------------------------------------------
demand and market acceptance for our products and services are subject to a high level of uncertainty. Only a few commercially available software products designed specifically for genomics-based drug development and discovery exist and these are unproven.

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

To maintain and increase our customer base, we are currently redeveloping our product with a different programming language and database platform. We are not sure if the redeveloped product will have the same performance level as our current product. If we do not successfully redevelop this product, our customer base may decline. We have experienced delays in launching our product on the new technology platform due to software development taking longer than originally planned. This has negatively impacted our ability to attract new customers and meet our expected revenues. Any further delays in this redevelopment may result in postponement of future sales and customers with contracts up for renewal may choose to delay renewal until the new platform is complete or they may choose not to renew. In addition, until our customers transition to our redeveloped product, we will be required to devote resources to maintain and support both our current product and redeveloped product, which could consume both our personnel and other resources. If in the future our customers demand a different programming language or database platform than the ones we have chosen for the current redevelopment, we will incur substantial additional costs in redeveloping our product and our operating results will be harmed.

We expect to rely heavily on strategic relationships with larger companies to help us achieve market acceptance for our products. If we are unable to successfully develop these relationships, or if these companies do not perform as expected, our ability to achieve profitability would be materially harmed.

Part of our business strategy is to work with larger, more established companies that are suppliers to the drug discovery and development industry to help create market awareness and acceptance of our products. We have limited experience in developing strategic relationships of this type and have entered into only three to date. If we are unsuccessful in developing strategic relationships, or if parties with which we develop relationships do not perform as expected, our products may not achieve broad market acceptance and our ability to achieve profitability will be significantly harmed. Our relationship with one of our strategic partners has not performed as expected. As a result, we have not met our revenue goals during 2001. Any further performance problems from our strategic partners will harm our ability to generate revenue.

If we do not increase our brand and name recognition, our ability to sell our products will be reduced and our business and operating results will suffer.

We have generated revenue from product licenses only since 1998 and currently have only 19 customers using our Discovery Manager software. Most of our target customers are large pharmaceutical and biotechnology companies and

--------------------------------------------------------------------------------
other research organizations. We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established brands and companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our brand and name will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

Our revenue and profits may decrease if we lose any of our major customers.

Historically, a small number of customers have accounted for a significant portion of our revenue in any particular period. The loss of a major customer could harm our business. For the six month period ended June 30, 2001, four of our customers, AstraZeneca, GlaxoSmithKline, Oxagen Limited and Pfizer, represented approximately 60% of our total revenue. We anticipate that sales of our products to a small number of customers will continue to account for a significant portion of our total revenue. In addition, some of our license agreements are short-term and may not be renewed by our customers.

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

Our success depends on the continuing contribution of our key personnel who may leave us at any time and our ability to integrate new personnel, including several key members of our management team.

Our future success depends to a significant extent on the continued service of our key senior management personnel. In particular, the loss of the services of Teresa W. Ayers, our chief executive officer, or Dr. Thomas Marr, our founder, President and Chief Scientist, would adversely affect our business development efforts. Although we have employment agreements with Ms. Ayers and Dr. Marr, they and any other of our key personnel may leave us at any time. In addition, we do not have "key person" life insurance policies on any of our employees.

--------------------------------------------------------------------------------

Several key members of our management team have joined us within the last one to two years. If we cannot effectively integrate these employees into our business, or if they cannot work together as a management team to implement our business strategy, successfully achieving our revenue goals and profitability will be difficult. If any of our management team left or were seriously injured and unable to work, it could be costly and time consuming to replace them.

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

The Genome Topographer technology license from Cold Spring Harbor Laboratory provides the intellectual property foundation for our Discovery Manager product. A breach by us of any of the terms of, or other failure to maintain, this

--------------------------------------------------------------------------------
license agreement could preclude future sales of Discovery Manager or delay or prevent the introduction of new products. Ways in which we could breach the license agreement include (1) uncured monetary breaches, (2) our failure to comply with United States export laws regarding software exports, (3) any breach of the confidentiality and proprietary information provisions of the license agreement, (4) our filing of bankruptcy or the imposition of receivership on our business, or (5) any impermissible assignment of the license agreement by us.

If we were unable to continue using the Genome Topographer technology license for any reason, we may not be able to continue our operations. Our ability to identify and license or develop other equivalent technology is highly uncertain and, even if we were successful in doing so, the cost and delays of such a changeover in our base technology would likely cause material harm to our business. Further, the Chang-Marr algorithm patent included in the Genome Topographer technology may be challenged, invalidated or circumvented. This could limit or prevent our ability to make, use or sell this algorithm in our product. At the date of this filing, we believe we are in compliance with the terms of this agreement.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates or a change in the credit of any companies represented by such securities may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. For investments held at June 30, 2001, a 1% change in the interest rate would change the value of our investments by approximately $1 million. In addition, if we hold a security that was rated on the credit risk of certain companies and any of these company's credit is downgraded, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Set forth below is quantitative, tabular disclosure relating to our current investments:

                                                   Maturity Dates
                                     ------------------------------------------
                                         2001             2002          2003          Total       Fair Value
                                     -----------      -----------   -----------   ------------   ------------
      Marketable Debt Securities,
         Principal Values..........  $28,234,000      $64,403,000   $10,319,000   $102,956,000   $104,625,612
      Average Interest Rate........        6.429%           6.632%        5.982%         6.511%

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On October 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-32472) was declared effective by the Securities and Exchange Commission, pursuant to which 6,440,000 shares of our common stock were offered and sold for our account at a price of $19 per share, generating net proceeds of approximately $112.5 million. As of June 30, 2001, we had used approximately $3.8 million of these proceeds. We used approximately $2.1 million to fund our operations, $900,000 for capital expenditures, and $833,000 to pay off capital leases and to finance a note receivable. Prior to the second quarter of 2001, we had funded our operations and growth from our financings completed prior to our initial public offering. The remaining $108.6 million has been invested in money market funds as well as other interest-bearing, investment-grade securities. In subsequent quarters, we will continue using these resources to further our development of Discovery Manager and new products, to sustain our sales and marketing activities, and to fund other general corporate purposes.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2001

                         GENOMICA CORPORATION
                         (Registrant)

                         /s/  Daniel R. Hudspeth
                         ---------------------------------
                         Daniel R. Hudspeth
                         Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
                         (Duly Authorized Officer and Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------
                                                                         Page 20