Form 10-Q
period 2001-09-30
GENOMICA CORP /DE/
filed 2001-11-13
CIK 1108915

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 000-31637

GENOMICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2821818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1715 38th Street, Boulder, Colorado	80301-2630
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (720) 565-4500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of November 9, 2001 was 23,001,057.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GENOMICA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$3,728,747	$25,784,803
Short-term investments	65,053,040	73,153,650
Accounts receivable-trade	246,741	353,448
Interest receivable	2,320,473	2,162,810
Prepaid expenses and other	344,546	352,114

Total current assets	71,693,547	101,806,825
Long-Term Investments	42,047,919	24,992,694
Property and Equipment, net	4,971,108	2,723,507
Other Assets	124,317	66,750

Total assets	$118,836,891	$129,589,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$389,817	$933,903
Accrued compensation and employee benefits	528,359	431,357
Deferred revenue	610,112	814,626
Other accrued expenses	243,226	323,751

Total current liabilities	1,771,514	2,503,637

Commitments and Contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 23,118,144 and 22,839,559 shares issued and 22,993,601and 22,715,016 shares outstanding, respectively	23,118	22,839
Treasury stock, at cost	(19,715)	(19,715)
Additional paid-in capital	177,393,224	168,136,541
Options and warrants	22,689,678	33,307,529
Deferred compensation	(9,563,421)	(16,929,010)
Accumulated other comprehensive income	1,231,440	256,984
Accumulated deficit	(74,688,947)	(57,689,029)

Total stockholders' equity	117,065,377	127,086,139

Total liabilities and stockholders' equity	$118,836,891	$129,589,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$385,398	$409,023	$1,292,579	$1,175,464

Operating Expenses:
Costs of revenue	62,556	86,168	285,567	281,471
Research and development	3,609,079	2,891,136	10,848,510	8,928,986
Selling and marketing	1,816,004	2,067,583	5,873,224	5,097,491
General and administrative	1,699,690	1,803,263	5,783,895	7,039,328

Total operating expenses	7,187,329	6,848,150	22,791,196	21,347,276

Operating loss	(6,801,931)	(6,439,127)	(21,498,617)	(20,171,812)
Interest Income	1,452,252	241,284	5,016,409	616,646
Interest Expense	—	(11,620)	—	(41,088)
Other Expense	(517,710)	—	(517,710)	—

Net Loss	(5,867,389)	(6,209,463)	(16,999,918)	(19,596,254)
Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock	—	(2,100,000)	—	(17,108,813)

Net Loss Applicable to Common Stockholders	$(5,867,389)	$(8,309,463)	$(16,999,918)	$(36,705,067)

Net Loss Per Share, basic and diluted	$(0.26)	$(5.68)	$(0.75)	$(27.40)

Weighted Average Common Shares Outstanding, basic and diluted	22,690,954	1,463,915	22,520,954	1,339,633

Pro Forma Net Loss Per Share (Note 2):
Net loss per share, basic and diluted		$(0.54)		$(2.57)

Weighted average common shares outstanding, basic and diluted		15,339,860		14,271,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,999,918)	$(19,596,254)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,282,185	483,160
Amortization of deferred compensation	5,842,300	11,428,686
Amortization of premium on investments	389,945	—
Change in deposits	—	(625,000)
Change in other assets	(57,565)	(120,246)
Changes in operating assets and liabilities—
Accounts receivable	106,707	10,885
Interest receivable	(157,663)	—
Prepaid expenses and other assets	7,567	(357,362)
Accounts payable	(544,086)	458,356
Accrued compensation and employee benefits	97,002	218,063
Deferred revenue	(204,514)	108,969
Other accrued expenses	(80,525)	306,985

Net cash used in operating activities	(10,318,565)	(7,683,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption and sales of investments	74,441,614	16,898,623
Purchases of investments	(82,803,152)	(26,447,617)
Purchase of property and equipment	(3,529,786)	(2,010,212)

Net cash used in investing activities	(11,891,324)	(11,589,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(97,310)
Proceeds from issuance of preferred stock	—	18,033,954
Costs related to issuance of preferred stock	—	(25,139)
Deferred financing costs	—	(665,258)
Proceeds from exercise of common stock options	162,399	254,631
Purchase of treasury stock	—	(19,533)

Net cash provided by financing activities	162,399	17,481,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,047,490)	(1,791,619)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(8,566)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,784,803	3,518,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,728,747	$1,726,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENOMICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

    The unaudited condensed consolidated financial statements of Genomica Corporation and its subsidiary (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. The consolidated results of operations for the period ended September 30, 2001 are not indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

    Subsequent to September 30, 2001, the Company announced that it is exploring a number of strategic alternatives, and that it was reducing its operating activities and headcount. These matters are further discussed in Note 8. These actions have had, and may continue to have, the effect of impairing certain long-term assets. Accordingly, in the fourth quarter of 2001, the Company will record substantial reductions to the carrying value of its long-term assets. Additional reductions may occur in future periods as the Company's strategic direction continues to evolve.

Note 2. Initial Public Offering

    On October 4, 2000, the Company closed its initial public offering and sold 6,440,000 shares of its common stock at $19 per share. The net proceeds, after paying the underwriting discount and estimated expenses associated with the offering, were $112.5 million. Management has broad discretion as to the allocation of the net proceeds of the offering. Although the Company intends to evaluate acquisition opportunities, there are no current agreements or commitments with respect to any acquisition. The Company has invested the net proceeds of the offering in interest bearing, investment-grade securities until needed to fund operations and development.

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

Cash, Cash Equivalents and Investments in Marketable Securities

    The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal and corporate debt securities with maturities of up to 24 months, as well as money market mutual funds. The Company's investments are classified as available-for-sale investments as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at September 30, 2001, all investments are carried at fair value as determined by their quoted market prices and included in either short- or long-term investments. All unrealized gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income.

    The Company's cash, cash equivalents, short-term and long-term investments had a fair value at September 30, 2001, of $110.8 million and a gross unrealized gain of $1,240,006.

    The amortized cost basis, aggregate fair value, and unrealized gains or losses for the Company's cash, cash equivalents, short- and long-term investment portfolio as of September 30, 2001 is presented below:

	Amortized Cost Basis	Aggregate Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash, cash equivalents, and short-term investments:
Euro dollar bonds	$21,409,870	$21,643,925	234,055	—
Corporate debt securities	41,843,112	42,400,055	556,943	—
Money market funds	3,000,000	3,000,000	—	—
Asset-backed securities	997,754	1,009,060	11,306	—
Cash	728,747	728,747	—	—

Total cash, cash equivalents, and short-term investments	$67,979,483	$68,781,787	$802,304	$—

Long-term investments:
Corporate debt securities	39,583,996	39,982,299	398,303	—
Asset-backed securities	2,026,221	2,065,620	39,399	—

Total long-term investments	$41,610,217	$42,047,919	$437,702	$—

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

    The Company has entered into a reseller arrangement with Applied Biosystems, Inc. ("ABI"). Under this arrangement, the Company has granted ABI exclusive rights to license its Linkmapper software application and re-sell the software and related maintenance and support services to end users. To maintain this exclusive right, ABI must meet certain sales milestones each quarter for which they are currently not on track. ABI is required to pay royalties to the Company at contracted percentages of the sales price for each license or service contract sold. As the Company is responsible for providing maintenance services to ABI's end-customers related to the Linkmapper software, the Company has unbundled and deferred part of the royalty payments for recognition as the maintenance services are provided.

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

    As a result of the Company's net losses, all potentially dilutive securities for the periods ended September 30, 2001 and 2000, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

	September 30,
	2001	2000
Stock Options	1,638,070	1,980,189
Warrants	52,534	340,386
Preferred Stock	—	13,875,945

Total	1,690,604	16,196,520

Pro Forma Net Loss Per Share

    Pro forma net loss per share for the three and nine months ended September 30, 2000 was computed using the net loss and weighted average number of shares of common stock outstanding, including the pro forma effects of the assumed conversion of all outstanding shares of the Company's convertible preferred stock into shares of common stock as if such conversion occurred on January 1, 2000, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 13,875,945 shares for the three months ended September 30, 2000 and 12,931,708 shares for the nine months ended September 30, 2000.

Note 5. Stockholders' Equity

Stock Plan

    Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Stock compensation expense recognized for the three and nine months ended September 30, 2001, and remaining compensation expense to be recognized (without regard to cancellations or forfeitures) are as follows:

			Unamortized Deferred Stock Compensation To Be Recognized During the Periods Ending December 31,
	Deferred Stock Compensation Recognized During The Three Months Ended September 30, 2001	Deferred Stock Compensation Recognized During The Nine Months Ended September 30, 2001
			2001	2002	2003	2004	2005
Research and development	$397,794	$1,193,739
Selling and marketing	645,694	2,174,281
General and administrative	645,394	2,474,280

	$1,688,882	$5,842,300	$2,077,118	$4,592,256	$2,245,947	$631,616	$16,484

    As a result of the restructuring plan implemented in October 2001, a substantial number of options will be forfeited. Accordingly, the amount of deferred compensation to be recognized in future periods will be reduced.

Note 6. Contingencies

    The Company, from time to time, may be subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The Company is currently not a party to any legal proceedings.

Note 7. Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's current financial position or results of operations. However, accounting for any business combinations initiated from this point forward will be impacted by these two standards.

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

Note 8. Subsequent Events

    On October 2, 2001, the Company's Board of Directors approved a Cost Reduction Plan ("Plan") resulting in a restructuring of operations and consolidation of facilities including the involuntary termination of a significant portion of the Company's workforce. The Plan included the immediate termination of 101 employees, including 91 located in the Company's Boulder, Colorado office, three employees located in the Company's United Kingdom office and seven employees located throughout the United States. The Company currently has 41 employees. The Company will no longer sell its Discovery Manager suite of products directly to end user customers.

    The Plan was approved and implemented in October 2001. Accordingly, the Company anticipates recording a restructuring charge during the fourth quarter totaling approximately $4.3 million, including charges totaling $1.9 million for involuntary termination benefits, $1.7 million for asset impairment, and $660,000 for lease and contract termination fees. Termination benefits were paid at the time the plan was implemented. In conjunction with the restructuring, the office in the United Kingdom was closed, and the Boulder, Colorado office was consolidated from 42,000 square feet to 18,000 square feet. The remaining 24,000 square feet of facilities in Boulder have been subleased. Losses relating to subleases are included in the $4.3 million restructuring charge. The asset impairments were primarily due to the consolidation of operations, facilities closures and excess equipment that was disposed of or taken out of service.

    The Company continues to explore strategic alternatives, and future decisions could result in additional liabilities for severance and restructuring charges, as well as additional impairment reserves.

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

Overview

    We are a provider of innovative software products and services that are designed to enable pharmaceutical and biotechnology researchers to accelerate the drug discovery and development process. Discovery Manager, our primary product, is used for genomics research, including genetic research, gene discovery and pharmacogenomics. Our current customers include leading genomics-based research organizations such as AstraZeneca, GlaxoSmithKline, and the National Cancer Institute. We have a strategic alliance with Applied Biosystems to license and market certain components of our software technology and products for use with its industry-leading systems for drug discovery. However, ABI is not on track to meet the minimum sales milestones required to maintain its exclusive right to license and re-sell Linkmapper.

    We have sold our products directly to customers since June 1998. We derive revenue primarily from granting licenses to our Discovery Manager products and the Reference Database to pharmaceutical, biotechnology, and academic research organizations. Our software license agreements are currently one year or longer in length, and include support and maintenance. The price for each agreement depends upon the number of users licensed by our customers, the duration of the agreement and which of our product components and services the customer purchases. We typically invoice our customers on an annual or quarterly basis at the commencement of the software license agreement and on each subsequent anniversary date. We record deferred revenue at the time we invoice and we recognize the associated revenue ratably over the related period. For products sold through our relationship with Applied Biosystems, we recognize revenue on the license fee royalty and record deferred revenue for the support and maintenance, which is recognized over the annual support period.

    We have incurred losses since our inception. As of September 30, 2001, we had an accumulated deficit of $74.7 million. The deficit includes stock-based non-cash compensation charges of $22.1 million, including $5.8 million recognized in 2001, and a $17.1 million non-cash deemed dividend for the difference between the deemed fair value of our common stock and the price at which our Series C preferred stock and Series D preferred stock were convertible in 2000. The remainder of the accumulated deficit, $35.5 million, resulted from the significant costs incurred in the development of our technology platform and the establishment of relationships with our customers. In addition, as a result of option grants made prior to our initial public offering with exercise prices below their deemed fair market value for financial reporting purposes, we will incur approximately $9.6 million in additional non-cash compensation charges to earnings in future periods. This amount is subject to reduction for stock option forfeitures such as the October 2001 terminations discussed below.

Change in Business Strategy

    On October 2, 2001 our Board of Directors approved our Cost Reduction Plan ("Plan") resulting in a restructuring of our operations and consolidation of our facilities, including the involuntary termination of a significant portion of our workforce. The Plan included the immediate termination of 101 employees, including 91 located in our Boulder, Colorado, office, three employees located in our United Kingdom office, and seven employees located elsewhere throughout the United States. We currently have 41 employees.

    On October 4, 2001 we announced that, as a result of observable developments in the market environment for life science information products, we are adopting a new product and corporate strategy that requires restructuring of our operations and a workforce reduction. We believe the initial target market for third-party enterprise software is not developing fast enough to build stockholder value within a reasonable timeframe.

    We are currently exploring a range of strategic alternatives to leverage our position in genetic analysis software and technology into new markets and distribution channels, while continuing to support all of our customers and meet our contract and partnership obligations. Our alternatives include considering potential strategic buyers, evaluating new and existing strategic acquisition opportunities and developing new software products. We may also consider licensing our technology to other technology companies for integration into their product lines, and we may offer our technology to our existing customers under perpetual license arrangements.

    We anticipate recording a restructuring charge during the fourth quarter totaling approximately $4.3 million, including charges totaling $1.9 million for involuntary termination benefits, $1.7 million for asset impairment, and $660,000 for lease and contract termination fees. Termination benefits were paid at the time the plan was implemented. In conjunction with our restructuring, we have closed our office in the United Kingdom and the Boulder, Colorado office was consolidated from 42,000 square feet to 18,000 square feet. The remaining 24,000 square feet of our facilities in Boulder have been subleased. Losses relating to subleases are included in the $4.3 million restructuring charge. Our asset impairments were primarily due to the consolidation of operations, facilities closures and excess equipment that was taken out of service or disposed of.

    We may institute additional cost reduction initiatives once we determine which strategic alternative to implement and there could be additional charges based upon the strategic direction we choose.

    The Company's restructuring plan was adopted subsequent to September 30, 2001, and, therefore, our financial position as of September 30, 2001, and the results of operations for the period then ended do not reflect any adjustments for the charges discussed above. The following summarizes the Company's financial statements had these charges been included in the period ended September 30, 2001.

Pro Forma Balance Sheet Data September 30, 2001
Property and equipment, net	$3,300,000

Total assets	$117,100,000

Total current liabilities	$4,300,000

Total stockholders' equity	$112,800,000

	Pro Forma Statements of Operations Data
	For the Nine-months ended September 30, 2001	For the Three-months ended September 30, 2001
Net loss	$(21,300,000)	$(10,200,000)

Net loss per share, basic and diluted	$(0.95)	$(0.45)

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Total Revenue.  Total revenue decreased to $385,000 in 2001 from $409,000 for the same period of 2000. The revenue decrease is due primarily to two customers not renewing their contract. There were no new customer contracts signed during the third quarter. Revenue from our Discovery Manager software may decrease in the future if current customers decide not to renew their contract. However, we may be able to recognize revenue on a one-time basis if we license our technology under a perpetual license, as discussed above, subject to meeting the revenue recognition standards. Royalty fees from our Linkmapper products sold through Applied Biosystems totaled $22,000 in the 2001 quarter, versus no such royalties in the 2000 quarter.

    Costs of Revenue.  Costs of revenue decreased to $63,000 in 2001 from $86,000 for the same period of 2000. The decrease is primarily due to decreased customer support costs and costs associated with our Discover Manager software product. We expect our costs of revenue to decrease substantially due to our change in strategy.

    Research and Development.  Research and development expenses increased to $3.6 million in 2001 from $2.9 million for the same period of 2000. Excluding non-cash compensation charges of $398,000 in 2001 and $882,000 in 2000, research and development expenses increased $1.2 million. The increase in costs is primarily due to increased salaries, recruiting, and other personnel costs associated with our hiring, in early 2001, additional software developers and scientists to develop scientific applications using Java technology and Oracle Corporation's relational database management system. We have substantially reduced our research and development activity by terminating 75 of our 108 employees, and we expect research and development expenses will decrease significantly due to our change in corporate strategy. We may reduce our costs further depending upon the strategic direction we choose.

    Selling and Marketing.  Selling and marketing expenses decreased to $1.8 million in 2001 from $2.1 million for the same period of 2000. Excluding non-cash compensation charges of $646,000 in 2001 and $1.2 million in 2000, selling and marketing costs increased $257,000 Additional salaries, other personnel costs, consulting, travel, advertising, and exhibition costs comprised the majority of the increase for the period. Selling and marketing expenses will decrease significantly as we terminated all 16 of our employees in the sales and marketing departments and due to our change in corporate strategy. We are not currently marketing any of our existing products and have no plans to do so in the immediate future.

    General and Administrative.  General and administrative expenses decreased to $1.7 million in 2001 from $1.8 million for the same period of 2000. Excluding non-cash compensation charges of $645,000 in 2001 and $1.1 million in 2000, general and administrative costs increased $386,000. The increase is primarily related to salaries, other personnel costs, investor relations and reporting costs associated with being a public company. We expect general and administrative expenses will decrease in the immediate future as we terminated ten of our 18 general and administrative employees and due to our change in corporate strategy.

    Non-cash Stock-based Compensation.  Deferred compensation is included as a reduction of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which are generally three to five years. Deferred compensation for options granted is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date the options were granted prior to our initial public offering. Non-cash charges representing the amortization of deferred stock compensation totaled $1.7 million for the period in 2001 compared to $3.2 million for the comparative period in 2000. The decrease in non-cash compensation expense is due to the method of amortizing our deferred compensation, which results in the recognition of a larger portion of expense in the initial periods after grant, and due to employees who left the Company. We expect non-cash compensation expense to decrease in the future due to the termination of employees resulting from our change in strategic direction.

    Interest Income.  Interest income increased to $1.5 million in 2001 from $241,000 in the same period of 2000. The increase is due to our higher cash and investment balances resulting from the proceeds of our initial public offering. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect a lower average rate of return on our investment portfolio in the future as securities mature and are reinvested into lower interest bearing securities caused by current market conditions. Due to our cost reduction plan, we will significantly reduce the amount of cash used to fund our operating losses in future periods.

    Other Expense.  Other expense increased $518,000 in 2001 from $0 in the same period of 2000 because we reserved for the uncollectability of a note receivable during the quarter. The impairment of the note was due to unfavorable changes in market conditions in the financing industry. The initial investment in the note receivable was made in the first quarter of 2001.

    Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock.  In 2000 we incurred a charge of approximately $2.1 million related to the issuance of our Series D preferred stock. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There was no comparable charge for the same period in 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Total Revenue.  Total revenue increased to $1.3 million from $1.2 million for the same period of 2000. The revenue growth is primarily due to $57,000 of consulting fees and $64,000 of royalty fees from our Linkmapper product sold through Applied Biosystems. The consulting fees were from two consulting projects, one completed in April 2001 and the other completed in September 2001. Grant revenues of $27,000 were recognized for the first quarter of 2000; there were no grant revenues in 2001 as the grant was completed in February of 2000. Revenue from our Discovery Manager software may decrease in the future if current customers decide not to renew their contracts. However, we may be able to recognize revenue on a one time basis if we license our technology under a perpetual licenses discussed above, subject to meeting the revenue recognition standards.

    Costs of Revenue.  Costs of revenue increased to $286,000 in 2001 from $281,000 for the same period of 2000. The increase is primarily due to increased customer support costs and costs associated with our consulting fee revenue, partially offset by decreased costs of research grants. We expect our costs of revenue to decrease substantially due to our change in strategy.

    Research and Development.  Research and development expenses increased to $10.8 million in 2001 from $8.9 million for the same period of 2000. Excluding non-cash compensation charges of $1.2 million in 2001 and $3.4 million in 2000, research and development expenses increased $4.1 million. The increase in costs is primarily due to increased salaries, recruiting, and other personnel costs associated with our hiring, in early 2001, additional software developers and scientists to develop scientific applications using Java technology and Oracle Corporation's relational database management system. We have substantially reduced our research and development activity by terminating 75 of our

108 employees, and we expect research and development expenses will decrease significantly due to our change in corporate strategy. We may reduce our costs further depending upon the strategic direction we choose.

    Selling and Marketing.  Selling and marketing expenses increased to $5.9 million in 2001 from $5.1 million for the same period of 2000. Excluding non-cash compensation charges of $2.2 million in 2001 and $2.8 million in 2000, selling and marketing costs increased $1.4 million. Additional salaries, other personnel costs, consulting, travel, advertising, and exhibition costs comprised the majority of the increase for the period. Selling and marketing expenses will decrease significantly as we terminated all 16 of our employees in the sales and marketing departments and due to our change in corporate strategy. We are not currently marketing any of our existing products and have no plans to do so in the immediate future.

    General and Administrative.  General and administrative expenses decreased to $5.8 million in 2001 from $7.0 million for the same period of 2000. Excluding non-cash compensation charges of $2.5 million in 2001 and $5.2 million in 2000, general and administrative costs increased $1.5 million. The cost increase for the period is primarily related to salaries, and other personnel costs, investor relations and reporting costs associated with being a public company. We expect general and administrative expenses will decrease in the immediate future as we terminated ten of our 18 general and administrative employees and due to our change in corporate strategy.

    Non-cash Stock-based Compensation.  Non-cash charges representing the amortization of deferred stock compensation totaled $5.8 million for the period in 2001 compared to $11.4 million for the comparative period in 2000. The decrease in non-cash compensation expense is due to the method of amortizing our deferred compensation, which results in the recognition of a larger portion of expense in the initial periods after grant, and due to employees who left the company. We expect non-cash compensation expense to decrease in the future due to the termination of employees resulting from our change in strategic direction.

    Interest Income.  Interest income increased to $5.0 million in 2001 from $617,000 in the same period of 2000. The increase is due to our higher cash and investment balances resulting from the proceeds of our initial public offering. The proceeds from our initial public offering have been invested in investment grade securities to be used as needed. We expect a lower average rate of return on our investment portfolio in the future as securities mature and are reinvested into lower interest bearing securities caused by current market conditions. Due to our cost reduction plan, we will significantly reduce the amount of cash used to fund our operating losses in future periods.

    Other Expense.  Other expense increased $518,000 in 2001 from $0 in 2000 because we reserved for the uncollectability of a note receivable during the quarter. The impairment of the note was due to unfavorable changes in market conditions in the financing industry. The initial investment in the note receivable was made in the first quarter of 2001.

    Deemed Dividend Related to Beneficial Conversion Feature of Preferred Stock.  In 2000 we incurred charges of approximately $17.1 million related to the issuance of our Series C and Series D preferred stock. All of our preferred stock converted to common stock upon the closing of our initial public offering on October 4, 2000. There was no comparable charge for the same period in 2001.

Liquidity and Capital Resources

    On October 4, 2000, we closed our initial public offering of 6,440,000 shares of common stock at $19 per share. We received net proceeds of approximately $112.5 million in cash. Prior to this offering, we financed our operations primarily from the net proceeds of approximately $38.1 million generated from the issuance of preferred stock.

    During the nine months ended September 30, 2001, we used cash of approximately $10.3 million to fund our net losses of $17.0 million. Our investing activities for the nine months ended September 30, 2001 used cash of $11.9 million, and consisted of $8.4 million in net purchases and maturities of investments and $3.5 million in purchases of leasehold improvements, property and equipment, primarily related to increasing our staff levels. We do not anticipate making additional investments in our computer infrastructure and facilities during the remainder of the year.

    As of September 30, 2001, we had cash, cash equivalents and investments of approximately $110.8 million, down from the $123.9 million of cash, cash equivalents and investments at December 31, 2000. This decrease reflects the cash used to fund our operations and capital equipment purchases for the nine months ended September 30, 2001.

    Following the cash effects of our restructuring charges, we expect our usage of cash to decrease significantly to near break-even. We may also acquire complementary businesses or products, although we have not committed to do so. We believe that our cash, cash equivalents and short-term investments are sufficient to fund our working capital requirements for the foreseeable future.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

    In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

Our recent change in business strategy could be unsuccessful and result in an inability to continue our operations.

    As a result of changes in the market environment for life science informatics products, we have adopted a new corporate strategy that resulted in a restructuring of our operations and a significant workforce reduction. We are exploring a range of strategic alternatives, including considering potential strategic buyers, evaluating new and existing strategic acquisition opportunities and developing new software products. We may also consider licensing our technology to other technology companies for integration into their product lines. Pursuing and evaluating any of these strategic alternatives may divert our management's attention from our ongoing business operations and result in decreased operating performance. We may be unable to identify an appropriate strategic buyer or strategic acquisition opportunities. In addition, our ability to develop new and competitive software products may be limited. If we are unable to successfully implement any of these strategic alternatives, we may not be able to continue our operations.

We have a history of operating losses and an accumulated deficit, and we may not succeed or become profitable.

    We are currently evaluating various strategic alternatives that may result in a significant change in our operating losses depending upon which alternative we select and we may not succeed or become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. If we do not achieve or sustain profitability, then we may be unable to continue our operations. We have incurred operating losses every quarter since we began operations and we have not generated enough revenue to cover the substantial amounts that we have spent to develop and market our products and services. We had an accumulated deficit of $74.7 million at September 30, 2001.

We will incur significant charges to earnings as a result of stock option grants. This will hamper our ability to become profitable.

    As a result of option grants prior to our initial public offering, we will incur significant non-cash charges to earnings in future periods, which will hamper our ability to become profitable. For 2000, these charges were $14.7 million. These charges were $1.7 million for the three months ended

September 30, 2001 and $5.8 million for the nine months ended September 30, 2001 and are expected to be approximately $2.0 million for the remainder of 2001, $4.6 million for 2002 and $2.9 million for future periods. As a result of the restructuring plan implemented in October 2001, a substantial number of options will be forfeited. Accordingly, the amount of deferred compensation to be recognized in future periods will decrease. Our lack of profitability in any particular period and the amount of any net loss, which will be exacerbated by these charges, could cause the market price for our common stock to drop, perhaps significantly.

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

    To maintain and increase our customer base, we are currently redeveloping our product with a different programming language and database platform. We are not sure if the redeveloped product will have the same performance level as our current product. If we do not successfully redevelop this product, our customer base may decline. We have experienced delays in launching our product on the new technology platform due to software development taking longer than originally planned. This has negatively impacted our ability to attract new customers and meet our expected revenues. Any further delays in this redevelopment may result in postponement of future sales and customers with contracts up for renewal may choose to delay renewal until the new platform is complete or they may choose not to renew. In addition, until our customers transition to our redeveloped product, we will be required to devote resources to maintain and support both our current product and redeveloped product, which could consume both our personnel and other resources. If in the future our customers demand a different programming language or database platform than the ones we have chosen for the current redevelopment, we will incur substantial additional costs in redeveloping our product and our operating results will be harmed..

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

    Historically, a small number of customers have accounted for a significant portion of our revenue in any particular period. The loss of a major customer could harm our business. For the nine month period ended September 30, 2001, three of our customers, AstraZeneca, GlaxoSmithKline, and Oxagen Limited, represented approximately 58% of our total revenue. In addition, some of our license agreements are short-term and may not be renewed by our customers. We expect our revenue from traditional sources will decrease, but this may be partially offset by revenue from the sale of perpetual licenses to existing customers.

Our customer contracts are cancelable with little notice and if we lose any of these contracts our revenues will be materially adversely affected.

    The contracts with our customers are cancelable by them with little notice. Our customers do not have any obligation to continue to use our current product or to purchase additional services from us. Our strategy has been to focus on potential customers who are considered market leaders in the drug discovery and development industries. Consequently, we depend on our customers not only for generating revenue but also for enhancing our marketing efforts with other potential customers. The loss of any of these contracts would adversely impact our revenue and operating results.

We may develop new products that may be subject to different pricing strategies from our current products potentially resulting in increased volatility of our future revenues.

    We have limited experience developing new products and in determining the appropriate pricing strategy for those products. These future products may be sold under perpetual license agreements with recurring annual support and maintenance fees or in combination with time-based license agreements. As a result, this pricing strategy may make our future revenues more volatile than they have been with our existing products that are sold on an annual subscription fee basis. In addition, we may be subject to uncertain sales cycles and we may have difficulty estimating our future revenues.

If we cannot retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

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

Our failure to manage future growth could adversely affect our ability to increase revenue and become profitable.

    We are currently evaluating various strategic alternatives that may result in significant future growth. If we do not effectively manage future growth, our ability to significantly increase revenue and become profitable will be limited. Our past growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our future growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

  •
  improve existing and implement new operational, financial and management information controls, reporting systems and procedures

  •
  hire, train and manage additional qualified personnel

  •
  effectively manage multiple relationships with our customers, suppliers and other third parties, including our collaborators

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

    One of the business strategies we are evaluating is to engage in selective strategic acquisitions of key products, technologies or companies. Our ability to conduct such acquisitions is limited by our ability to identify potential acquisition candidates, obtain necessary financing and consummate the acquisitions. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

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

    We face competition from other organizations, as well, including:

  •
  other bioinformatics companies

  •
  specialized drug discovery software companies

  •
  academic and scientific institutions

  •
  public and private research organizations

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

    We currently derive a substantial portion of our revenue from product licenses to biotechnology and pharmaceutical organizations. We expect that these organizations will continue to be our primary source of revenue for the foreseeable future. If the drug discovery, development and related industries experience a downturn, our business will be harmed. Thus, our ability to generate revenue is indirectly subject to risks and uncertainties that could cause reductions and delays in research and development expenditures within the drug discovery, development and related industries. These reductions and delays may result from factors such as:

  •
  market-driven pressures on companies to consolidate and reduce costs

  •
  reduced revenue or profitability of our current and potential customers

  •
  the uncertainty of healthcare reform, including the continuing efforts of governmental and third-party payors to contain or reduce the cost of health care

  •
  changes in regulations of the U.S. Food and Drug Administration or other regulatory agencies

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

    The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  announcements of technological innovations or new commercial products by our competitors or us

  •
  developments concerning proprietary rights by our competitors or us

  •
  developments concerning any development or marketing collaborations

  •
  publicity regarding actual or potential medical results relating to products under development by our competitors or us

  •
  litigation

  •
  economic and other external factors, including disasters or crises or

  •
  period-to period fluctuations in financial results

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates or a change in the credit of any companies represented by such securities may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. For investments held at September 30, 2001, a 1% change in the interest rate would change the value of our investments by approximately $1 million. In addition, if we hold a security that was rated on the credit risk of certain companies and any of these company's credit is downgraded, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Set forth below is quantitative, tabular disclosure relating to our current investments:

	Maturity Dates
	2001	2002	2003	Total	Fair Value
Marketable Debt Securities, Principal Values	$13,338,000	$63,403,000	$27,519,000	$104,260,000	$107,100,959
Average Interest Rate	6.851%	6.630%	6.209%	6.547%

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    On October 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-32472) was declared effective by the Securities and Exchange Commission, pursuant to which 6,440,000 shares of our common stock were offered and sold for our account at a price of $19 per share, generating net proceeds of approximately $112.5 million. As of September 30, 2001, we had used approximately $1.7 million of these proceeds comprised of approximately $900,000 for capital expenditures and $833,000 to pay off capital leases and to finance a note receivable. The remaining $110.8 million has been invested in money market funds as well as other interest-bearing, investment-grade securities.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001	GENOMICA CORPORATION (Registrant)
	By:	/s/ DANIEL R. HUDSPETH Daniel R. Hudspeth Vice President of Finance, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)